Form 10-Q
period 2021-03-31
NextGen Acquisition Corp. II
filed 2021-05-26
CIK 1843388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-40267

NEXTGEN ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1576914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 324A Boca Raton, FL	33431
(Address of Principal Executive Offices)	(Zip Code)

(561)-208-8860

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-fifth of one redeemable warrant	NGCAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NGCA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	NGCAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 26, 2021, there were 38,259,457 Class A ordinary shares, par value $0.0001, and 9,564,864 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NEXTGEN ACQUISITION CORP. II

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2021

Assets:
Current assets:
Cash	$1,156,458
Prepaid expenses	1,080,139
Total current assets	2,236,597
Cash held in Trust Account	350,001,444
Total Assets	$352,238,041

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$301,720
Accrued expenses	103,992
Total current liabilities	405,712
Derivative warrant liabilities	18,728,050
Deferred underwriting commissions	12,250,000
Total liabilities	31,383,762

Commitments and Contingencies

Class A ordinary shares; 31,585,427 shares subject to possible redemption at $10.00 per share	315,854,270

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,414,573 shares issued and outstanding (excluding 31,585,427 shares subject to possible redemption)	341
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	5,663,632
Accumulated deficit	(664,970)
Total shareholders’ equity	5,000,009
Total Liabilities and Shareholders’ Equity	$352,238,041

(1)	This number includes up to 1,312,500 Class B ordinary shares subject to forfeiture (see Note 5). On April 13, 2021, the underwriters partially exercised the over-allotment, thus, 497,636 shares of Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Period From January 11, 2021 (Inception) Through March 31, 2021

General and administrative expenses	$409,569
General and administrative expenses - related party	20,000
Total operating expenses	(429,569)
Other (expense) income:
Change in fair value of derivative warrant liabilities	314,250
Financing costs - derivative warrant	(551,095)
Net gain from cash equivalents held in Trust Account	1,444
Net loss	$(664,970)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	33,156,919
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$-
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted (1)	8,922,428
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.07)

(1)	This number excludes up to 1,312,500 Class B ordinary shares subject to forfeiture (see Note 5). On April 13, 2021, the underwriters partially exercised the over-allotment, thus, 497,636 shares of Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period From January 11, 2021(Inception) Through March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 11, 2021 (inception)	-	$-	-	$-	-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	10,062,500	1,006	23,994	-	25,000
Sale of units in initial public offering, less derivative liabilities for public warrants	35,000,000	3,500	-	-	340,232,310	-	340,235,810
Offering costs	-	-	-	-	(18,963,451)	-	(18,963,451)
Excess cash received over the fair value of the private warrants	-	-	-	-	221,890	-	221,890
Shares subject to possible redemption	(31,585,427)	(3,159)	-	-	(315,851,111)	-	(315,854,270)
Net loss	-	-	-	-		(664,970)	(664,970)
Balance - March 31, 2021 (unaudited)	3,414,573	$341	10,062,500	$1,006	$5,663,632	$(664,970)	$5,000,009

(1)	This number includes up to 1,312,500 Class B ordinary shares subject to forfeiture (see Note 5). On April 13, 2021, the underwriters partially exercised the over-allotment, thus, 497,636 shares of Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period From January 11, 2021(Inception) Through March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(664,970)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Net gain from investments held in Trust Account	(1,444)
Change in fair value of derivative warrant liabilities	(314,250)
Financing costs – derivative warrants	551,095
Changes in operating assets and liabilities:
Prepaid expenses	(1,080,139)
Accounts payable	301,720
Accrued expenses	33,992
Net cash used in operating activities	(1,148,996)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(350,000,000)
Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	85,500
Repayment of note payable to related party	(160,000)
Proceeds received from initial public offering, gross	350,000,000
Proceeds received from private placement	9,500,000
Offering costs paid	(7,120,046)
Net cash provided by financing activities	352,305,454

Net increase in cash	1,156,458

Cash - beginning of the period	-
Cash - ending of the period	$1,156,458

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$74,500
Deferred underwriting commissions	$12,250,000
Initial value of Class A ordinary shares subject to possible redemption	$315,854,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

NextGen Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from January 11, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is NextGen Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, the Company consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $350.0 million (see Note 3), and incurring offering costs of approximately $19.7 million, of which approximately $12.3 million was for deferred underwriting commissions (see Note 6). The Company granted the underwriters a 45-day option to purchase up to an additional 5,250,000 Units at the Initial Public Offering price to cover over-allotments, if any.  On April 9, 2021, the Underwriters partially exercised the over-allotment option and on April 13, 2021, purchased an additional 3,259,457 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $32,594,570, and forfeited the remainder of the option.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.5 million (see Note 4). In connection with the Underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 434,594 Private Placement Warrants (the “Additional Private Placement Warrants”), generating gross proceeds to the Company of approximately $651,891.

Upon the closing of the Initial Public Offering and the Private Placement, $350.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the closing and sale of the Over-Allotment Units and the Additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $32,594,570 in proceeds from the Over-Allotment Closing (which amount includes $1,140,810 of the Underwriters’ deferred discount) was placed in the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 25, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and management’s plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from January 11, 2021 (Inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments held in trust account

As of March 31, 2021, the Company had approximately $350.0 million invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations held in the Trust Account.

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Offering costs associated with the initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary share were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 31,585,427 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per ordinary share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 31,585,427 Class A ordinary shares subject to possible redemption on March 31, 2021 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 13,333,333 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

We apply the two-class method in calculating income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on Investment held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted for non-redeemable ordinary share is calculated by dividing net income (loss) less income attributable to Class A ordinary shares subject to possible redemption by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 13,333,333 warrants issued in connection with its Initial Public Offering (7,000,000) and Private Placement (6,333,333) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Recent accounting pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On March 25, 2021, the Company consummated its Initial Public Offering of 35,000,000 Units, at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.7 million, of which approximately $12.3 million was for deferred underwriting commissions.

On April 9, 2021, the Underwriters partially exercised the over-allotment option and on April 13, 2021, purchased an additional 3,259,457 Units from the Company, generating gross proceeds of $32,594,570, and forfeited the remainder of the option.

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On January 18, 2021, the Sponsor subscribed for an aggregate of 11,500,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), for an aggregate purchase price of $25,000. On March 22, 2021 the Sponsor effected a surrender of 1,437,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 11,500,000 to 10,062,500. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units is not exercised in full by the underwriters. On April 13, 2021, the underwriters partially exercised the over-allotment, thus, 497,636 Class B ordinary shares were forfeited.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.5 million. In connection with the Underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 434,594 Private Placement Warrants, generating gross proceeds to the Company of approximately $651,891.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On January 18, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $160,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, administrative, financial and support services. Upon the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $20,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2021 within General and administrative expenses – related party. As of March 31, 2021 there was $0 in accounts payable – related party outstanding, as reflected in the accompanying unaudited condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or any of their respective affiliates.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.3 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the Over-Allotment Closing on April 13, 2021, the underwriters were entitled to an additional fee of $651,891 paid upon closing, and $1,140,810 in deferred underwriting commissions.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 3,414,573 Class A ordinary shares issued and outstanding, excluding 31,585,427 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 18, 2021, the Company issued 11,500,000 Class B ordinary shares. On March 22, 2021 the Sponsor effected a surrender of 1,437,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 11,500,000 to 10,062,500. On April 13, 2021, the underwriters partially exercised the over-allotment, thus, 497,636 Class B ordinary shares were forfeited.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

NOTE 7. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (including both Public Warrants and Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The “fair market value” of Class A ordinary shares shall mean the average reported last sale price of Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities - Public warrants	$-	$-	$9,616,840	$9,616,840
Derivative warrant liabilities - Private warrants	$-	$-	$9,111,210	$9,111,210
Total fair value	$-	$-	$18,728,050	$18,728,050

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 11, 2021 (inception) through March 31, 2021.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. For the period from January 11, 2021 (inception) through March 31, 2021, the Company recognized a gain from a decrease in the fair value of liabilities of approximately $314,000 presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities for the period from January 11, 2021 (inception) through March 31, 2021 is summarized as follows:

Derivative warrant liabilities at March 25, 2021	$-
Issuance of Public and Private Warrants	19,042,300
Derivative warrant liabilities at March 25, 2021	$19,042,300
Change in fair value of derivative warrant liabilities	(314,250)
Derivative warrant liabilities at March 31, 2021	$18,728,050

The estimated fair value of the derivative warrant liabilities – Public warrant and derivative warrant liabilities – Private warrant are determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 25, 2021	As of March 31, 2021
Exercise price	11.50	11.50
Stock Price	9.72	9.63
Option term (in years)	6.67	6.66
Volatility	20%	20%
Risk-free interest rate	1.21%	1.32%

NOTE 9. Revision to Prior Period Financial Statements

On April 12, 2021, the staff of the SEC (“SEC Staff”) issued a statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Because the warrants meet the definition of a derivative under ASC 815-40, we have revised the balance sheet dated March 25, 2021 to classify the warrants as liabilities at fair value, with subsequent changes in their fair values to be recognized in the statement of operations at each reporting date.

The Company’s prior accounting treatment for the warrants was equity classification rather than as derivative liabilities. Accounting for the warrants as liabilities pursuant to ASC 815-40 requires that the Company re-measures the warrants at their fair value each reporting period and record the changes in such value in the unaudited condensed statement of operations. Accordingly, the Company has revised the value and classification of the warrants in the financial statements included herein (“Revision”). The Revision did not impact the Company’s cash, total shareholder’s equity, operating expense, net loss, or cash flows.

Subsequent to the Company’s Current Report on Form 8-K filed on March 31, 2021, the Company identified and corrected the following errors in connection with the preparation of the financial statement for the 8-K balance sheet as of March 25, 2021:

	As of March 25, 2021
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Total assets	$353,411,664	$-	$353,411,664
Liabilities and shareholders’ equity
Total current liabilities	$1,449,492	$-	$1,449,492
Deferred underwriting commissions	12,250,000	-	12,250,000
Derivative warrant liabilities	-	19,042,300	19,042,300
Total liabilities	13,699,492	19,042,300	32,741,792
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	334,712,170	(19,042,300)	315,669,870
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	153	190	343
Class B ordinary shares - $0.0001 par value	1,006	-	1,006
Additional paid-in-capital	5,081,675	550,905	5,632,580
Accumulated deficit	(82,832)	(551,095)	(633,927)
Total shareholders’ equity	5,000,002	-	5,000,002
Total liabilities and shareholders’ equity	$353,411,664	-	$353,411,663

NOTE 10. SUBSEQUENT EVENTS

As described in Note 3, on April 9, 2021, the Underwriters partially exercised the over-allotment option and on April 13, 2021, purchased an additional 3,259,457 Units from the Company, generating gross proceeds of $32,594,570, and forfeited the remainder of the option. As described in Note 4, in connection with the underwriters’ partial exercise of the over-allotment option, the Sponsor purchased an additional 434,594 Private Placement Warrants, generating gross proceeds to the Company of approximately $651,891, and forfeited 497,636 Class B ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to NextGen Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 11, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”).

Our sponsor is NextGen Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, we consummated its Initial Public Offering of 35,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.7 million, of which approximately $12.3 million was for deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to an additional 5,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On April 9, 2021, the Underwriters partially exercised the over-allotment option and on April 13, 2021, purchased an additional 3,259,457 Units (the “Over-Allotment Units”), generating gross proceeds of $32,594,570, and forfeited the remainder of the option.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.5 million. In connection with the Underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 434,594 Private Placement Warrants (the “Additional Private Placement Warrants”), generating gross proceeds to the Company of approximately $651,891.

Upon the closing of the Initial Public Offering and the Private Placement, $350.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the closing and sale of the Over-Allotment Units and the Additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $32,594,570 in proceeds from the Over-Allotment Closing (which amount includes $1,140,810 of the Underwriters’ deferred discount) was placed in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 25, 2023, we will (i) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.2 million in cash and working capital of approximately $1.8 million. All remaining cash and securities were held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares.

Prior to the completion of the Initial Public Offering, we lacked the liquidity we needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statement. We have since completed our Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to us for general working capital purposes. Accordingly, management has since reevaluated our liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from January 11, 2021 (inception) through March 31, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from January 11, 2021 (inception) through March 31, 2021, we had a net loss of approximately $665,000 which consisted of approximately $410,000 in general and administrative expense and approximately $20,000 of related party administrative fees, an approximately $314,000 gain from change in fair value of warrant liabilities and approximately $551,000 of financing costs – warrants, which was partially offset by approximately $1,000 gain on investment (net), dividends and interest held in Trust Account.

Related Party Transactions

Founder Shares

On January 18, 2021, the Sponsor subscribed for an aggregate of 11,500,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), for an aggregate purchase price of $25,000. On March 22, 2021 the Sponsor effected a surrender of 1,437,500 Class B ordinary shares to us for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 11,500,000 to 10,062,500. On April 13, 2021, the underwriters partially exercised the over-allotment, thus, 497,636 shares of Class B ordinary shares were forfeited.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On January 18, 2021, the Sponsor agreed to loan us up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed $160,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on Nasdaq, we agreed to pay the Sponsor a total of $20,000 per month for office space, administrative, financial and support services. Upon our liquidation, we will cease paying these monthly fees.

In addition, the Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or any of their respective affiliates.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $7.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.3 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the Over-Allotment Closing on April 13, 2021, the underwriters were entitled to an additional fee of $651,891 paid upon closing, and $1,140,810 in deferred underwriting commissions.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

As of March 31, 2021, the Company had approximately $350.0 million invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations held in the Trust Account

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 31,585,427 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,000,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 6,333,333 Private Placement Warrants exclusive of over-allotment. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The estimated fair value of the warrants issued in connection with the Initial Public Offering and Private Placement Warrants initially were and subsequently have been measured using a Monte Carlo simulation model when a listed price in an active market is not available for such warrants. Beginning in May 2021, the fair value of warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net loss per ordinary share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 31,585,427 Class A ordinary shares subject to possible redemption on March 31, 2021 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 13,333,333 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

We apply the two-class method in calculating income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on Investment held by the Trust Account, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted for non-redeemable ordinary share is calculated by dividing net income (loss) less income attributable to Class A ordinary shares subject to possible redemption by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the private placement warrants held in the Trust Account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting related to the reclassification of our warrants and other accounting matters which resulted in the restatement of our audited opening balance sheet as of March 25, 2021, as discussed in more detail below and in footnote 9 of the accompanying condensed financial statements. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the errors identified in Note 9 — Revision to Prior Period Financial Statements, included in Part 1, Item 1 of this Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of the final prospectus filed with the SEC on March 25, 2021. As of the date of this Quarterly Report on Form 10-Q, other than as described below, there have been no material changes to the risk factors disclosed in the prospectus.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Staff Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our securities.

We account for our warrants as derivative warrant liabilities. At each reporting period, (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity, and (2) the fair value of the liability of the public warrants and Private Placement Warrants (as defined below) will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On January 18, 2021, the Sponsor subscribed for an aggregate of 11,500,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000. On March 22, 2021 the Sponsor effected a surrender of 1,437,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 11,500,000 to 10,062,500. On April 13, 2021, the underwriters partially exercised the over-allotment, thus, 497,636 shares of Class B ordinary shares were forfeited. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.5 million. In connection with the Underwriters’ partial exercise of their over-allotment option, the Sponsor purchased an additional 434,594 Private Placement Warrants, generating gross proceeds to the Company of approximately $651,891. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On March 25, 2021, we consummated the Initial Public Offering of 35,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $350.0 million, and incurring offering costs of approximately $19.7 million, inclusive of approximately $12.3 million in deferred underwriting commissions. On April 9, 2021, the underwriters partially exercised the over-allotment option and on April 13, 2021, purchased an additional 3,259,457 Units, generating gross proceeds of $32,594,570, and forfeited the remainder of the option.

In connection with the Initial Public Offering and the over-allotment, we incurred offering costs of approximately $21.5 million, inclusive of approximately $13.4 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $382.6 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 22, 2021, among the Company, Goldman Sachs & Co. LLC and Credit Suisse Securities (USA) LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated March 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated March 22, 2021, among the Company, the Sponsor and the Company’s officers and directors. (1)
10.2	Investment Management Trust Agreement, dated March 22, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated March 22, 2021, among the Company, the Sponsor and certain other security holders named therein. (1)
10.4	Administrative Services Agreement, dated March 22, 2021, between the Company and an affiliate of the Sponsor. (1)
10.5	Sponsor Warrants Purchase Agreement, dated March 22, 2021, between the Company and the Sponsor. (1)
10.6	Indemnity Agreement, dated March 22, 2021, between the Company and George N. Mattson. (1)
10.7	Indemnity Agreement, dated March 22, 2021, between the Company and Gregory L. Summe. (1)
10.8	Indemnity Agreement, dated March 22, 2021, between the Company and Patrick Ford. (1)
10.9	Indemnity Agreement, dated March 22, 2021, between the Company and Melina E. Higgins. (1)
10.10	Indemnity Agreement, dated March 22, 2021, between the Company and Jeffery M. Moslow. (1)
10.11	Indemnity Agreement, dated March 22, 2021, between the Company and Josef Von Rickenbach. (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 25, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTGEN ACQUISITION CORP. II

Date: May 26, 2021		/s/ Patrick T. Ford
	Name:	Patrick T. Ford
	Title:	Chief Financial Officer and Secretary