Form 10-Q
period 2021-06-30
NextGen Acquisition Corp. II
filed 2021-08-20
CIK 1843388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 20, 2021, there were 38,259,457 Class A ordinary shares, par value $0.0001, and 9,564,864 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NEXTGEN ACQUISITION CORP. II

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 11, 2021 (Inception) Through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from January 11, 2021 (Inception) Through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 11, 2021 (Inception) Through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTGEN ACQUISITION CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2021 (UNAUDITED)

Assets:
Current assets:
Cash	$434,607
Prepaid expenses	917,455
Total current assets	1,352,062
Investments held in Trust Account	382,609,385
Total Assets	$383,961,447

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$173,064
Accrued expenses	254,296
Due to related party	961
Total current liabilities	428,321
Derivative warrant liabilities	36,770,530
Deferred underwriting commissions	13,390,810
Total liabilities	50,589,661

Commitments and Contingencies

Class A ordinary shares; 32,837,178 shares subject to possible redemption at $10.00 per share	328,371,780

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 5,422,279 shares issued and outstanding (excluding 32,837,178 shares subject to possible redemption)	543
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,564,864 shares issued and outstanding	956
Additional paid-in capital	23,011,468
Accumulated deficit	(18,012,961)
Total shareholders’ equity	5,000,006
Total Liabilities and Shareholders’ Equity	$383,961,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2021 and

for the Period from January 11, 2021 (Inception) Through June 30, 2021

	For the Three Months Ended June 30, 2021	For the Period From January 11, 2021 (Inception) Through June 30, 2021

General and administrative expenses	$847,144	$1,256,713
General and administrative expenses - related party	60,000	80,000
Total operating expenses	(907,144)	(1,336,713)
Other income (expense):
Loss upon issuance of private placement warrants	(8,689)	(8,689)
Change in fair value of derivative warrant liabilities	(16,391,030)	(16,076,780)
Offering costs - derivative warrant liabilities	(54,499)	(605,594)
Net gain from investments held in Trust Account	13,371	14,815
Net loss	$(17,347,991)	$(18,012,961)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	31,599,183	31,713,657
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	15,687,865	12,676,421
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.11)	$(1.42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended June 30, 2021 and

for the Period from January 11, 2021 (Inception) Through June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 11, 2021 (inception)	-	$-	-	$-	-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Sale of units in initial public offering, less fair value of derivative liabilities for public warrants	35,000,000	3,500	-	-	340,232,310	-	340,235,810
Offering costs	-	-	-	-	(18,963,451)	-	(18,963,451)
Excess cash received over the fair value of the private warrants	-	-	-	-	221,890	-	221,890
Shares subject to possible redemption	(31,585,427)	(3,158.54)	-	-	(315,851,111)	-	(315,854,270)
Net loss	-	-	-	-		(664,970)	(664,970)
Balance - March 31, 2021 (unaudited)	3,414,573	341	10,062,500	1,006	5,663,632	(664,970)	5,000,009
Sale of units in initial public offering, less fair value of derivative liabilities for public warrants	3,259,457	326	-	-	31,603,374	-	31,603,700
Offering costs	-	-	-	-	(1,738,203)	-	(1,738,203)
Forfeiture of Class B ordinary shares	-	-	(497,636)	(50)	50	-	-
Shares subject to possible redemption	(1,251,751)	(124)	-	-	(12,517,385)	-	(12,517,509)
Net loss	-	-	-	-	-	(17,347,991)	(17,347,991)
Balance - June 30, 2021 (unaudited)	5,422,279	$543	9,564,864	$956	$23,011,468	$(18,012,961)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 11, 2021(Inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(18,012,961)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Net gain from investments held in Trust Account	(14,815)
Change in fair value of derivative warrant liabilities	16,076,780
Offering costs - derivative warrant liabilities	605,594
Changes in operating assets and liabilities:
Prepaid expenses	(917,455)
Accounts payable	173,064
Accrued expenses	184,296
Due to related party	961
Net cash used in operating activities	(1,879,536)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(382,594,570)
Net cash used in investing activities	(382,594,570)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	85,500
Repayment of note payable to related party	(160,000)
Proceeds received from initial public offering, gross	382,594,570
Proceeds received from private placement	10,160,580
Offering costs paid	(7,771,937)
Net cash provided by financing activities	384,908,713

Net increase in cash	434,607

Cash - beginning of the period	-
Cash - end of the period	$434,607

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$74,500
Deferred underwriting commissions	$13,390,810
Initial value of Class A ordinary shares subject to possible redemption	$334,712,170
Change in value of Class A ordinary shares subject to possible redemption	$(6,340,391)

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from January 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $435,000 in its operating bank account and a working capital of approximately $924,000.

To date, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of $300,000 (see Note 5) to the Company and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 and for the period from January 11, 2021 (Inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on March 25, 2021.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. At June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments held in trust account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from cash equivalents held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2021, the carrying values of cash, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

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

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 32,837,178 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net loss per ordinary share

The Company with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,837,178 Class A ordinary shares subject to possible redemption on June 30, 2021 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 13,767,927 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Period From January 11, 2021 (Inception) Through June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$11,476	$12,716
Net income attributable to Class A ordinary shares subject to possible redemption	$11,476	$12,716
Denominator:
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	31,599,183	31,713,657
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-redeemable ordinary shares
Numerator:
Net loss	$(17,347,991)	$(18,012,961)
Less: Net income attributable to Class A ordinary shares subject to possible redemption	11,476	12,716
Net loss attributable to non-redeemable ordinary shares	$(17,359,467)	$(18,025,677)
Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	15,687,865	12,676,421
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.11)	$(1.42)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company accounts for 7,000,000 warrants issued in connection with its Initial Public Offering (“Public Warrants”) and 6,767,927 Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On January 18, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $160,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, administrative, financial and support services. Upon the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $60,000 and $80,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021 within General and administrative expenses – related party, respectively. As of June 30, 2021, there was no outstanding balance under the administrative services agreement.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $7.7 million in the aggregate, paid upon the closing of the Initial Public Offering (including the closing of over-allotment). In addition, $0.35 per unit, or approximately $13.4 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees

The Company’s legal counsel agreed to defer their fees in excess of $250,000 until the consummation of the Company’s initial Business Combination. In the event, either (x) the initial Business Combination is not consummated within two years of the Initial Public Offering and the proceeds of the Initial Public Offering are returned to investors, or (y) the legal counsel declined to represent the Company in the initial Business Combination due to a conflict, the legal counsel will write off such deferred amounts.

The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of June 30, 2021. As of June 30, 2021, there was approximately $1.6 million in deferred legal fees.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 5,422,279 Class A ordinary shares issued and outstanding, excluding 32,837,178 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 9,564,864 Class B ordinary shares issued and outstanding (see Note 4).

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

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NEXTGEN ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - mutual fund	$382,609,385	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$19,512,320	$-	$-
Derivative warrant liabilities - Private warrants	$-	$-	$17,258,210

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in mutual fund that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. For the three months ended June 30, 2021, the Company recognized a loss of approximately $16,391,000 presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the period from January 11, 2021 (inception) through June 30, 2021, the Company recognized a loss of approximately $16,077,000 presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 11, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at March 25, 2021 (inception)	$-
Issuance of Public and Private Warrants	19,042,300
Change in fair value of derivative warrant liabilities	(314,250)
Derivative warrant liabilities at March 31, 2021	18,728,050
Issuance of Public and Private Warrants - over-allotment	1,651,460
Transfer of Public Warrants to Level 1 Measurement	(10,607,720)
Change in fair value of derivative warrant liabilities	7,486,420
Derivative warrant liabilities at June 30, 2021	$17,258,210

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 25, 2021	As of March 31, 2021	As of April 13, 2021	As of June 30, 2021
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock Price	$9.72	$9.63	$9.68	$10.29
Option term (in years)	6.67	6.66	6.45	6.24
Volatility	20%	20%	20%	30%
Risk-free interest rate	1.21%	1.32%	1.16%	1.08%

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company identified the following subsequent event for disclosure.

On August 12, 2021, the Company issued a promissory note to Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 25, 2023 and (ii) the completion of the Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $435,000 in its operating bank account and a working capital of approximately $924,000.

To date, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of $300,000 (see Note 5) to the Company and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity from January 11, 2021 (inception) through March 22, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $17.3 million which consisted of approximately $847,000 in general and administrative expense and approximately $60,000 of related party administrative fees, approximately $9,000 of loss upon issuance of private placement warrants, an approximately $16.4 million loss from change in fair value of warrant liabilities and approximately $55,000 of offering costs – derivative warrant liabilities, which was partially offset by approximately $13,000 gain on investment held in Trust Account.

For the period from January 11, 2021 (inception) through June 30, 2021, we had a net loss of approximately $18.0 million which consisted of approximately $1.3 million general and administrative expense and approximately $80,000 of related party administrative fees, approximately $9,000 of loss upon issuance of private placement warrants, approximately $16.0 million loss from change in fair value of warrant liabilities and approximately $606,000 of offering costs – derivative warrant liabilities, which was partially offset by approximately $15,000 gain on investment held in Trust Account.

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

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from cash equivalents held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 32,837,178 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

We issued 7,000,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 6,767,927 Private Placement Warrants exclusive of over-allotment. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued by us in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Net loss per ordinary share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 32,837,178 Class A ordinary shares subject to possible redemption on June 30, 2021 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 13,767,927 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the private placement warrants held in the Trust Account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting related to the reclassification of our warrants and other accounting matters which resulted in the restatement of our audited opening balance sheet as of March 25, 2021, as discussed in more detail below and in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors disclosed in “Risk Factors” included in our prospectus filed with the SEC on March 25, 2021 and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 26, 2021 are hereby incorporated by reference.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit
10.1*	Promissory Note, dated August 12, 2021, between the Company and the Sponsor
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTGEN ACQUISITION CORP. II

Date: August 20, 2021		/s/ Patrick T. Ford
	Name:	Patrick T. Ford
	Title:	Chief Financial Officer and Secretary