Form 10-Q
period 2021-09-30
NextGen Acquisition Corp. II
filed 2021-11-19
CIK 1843388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-fifth of one redeemable warrant	NGCAU	Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	NGCA	Nasdaq Capital Market
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	NGCAW	Nasdaq Capital Market

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

As of November 18, 2021, there were 38,259,457 Class A ordinary shares, par value $0.0001, and 9,564,864 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NEXTGEN ACQUISITION CORP. II

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 11, 2021 (Inception) Through September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and for the Period from January 11, 2021 (Inception) Through September 30, 2021	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the Period from January 11, 2021 (Inception) Through September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTGEN ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2021 (UNAUDITED)

Assets:
Current assets:
Cash	$3,152
Prepaid expenses	782,790
Total current assets	785,942
Investments held in Trust Account	382,614,309
Total Assets	$383,400,251

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$192,353
Accrued expenses	194,868
Due to related party	708
Note payable	770,000
Total current liabilities	1,157,929
Derivative warrant liabilities	24,225,300
Deferred underwriting commissions	13,390,810
Total liabilities	38,774,039

Commitments and Contingencies

Class A ordinary shares subject to possible redemption: 38,259,457 shares at $10.00 per share	382,594,570

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,564,864 shares issued and outstanding	956
Additional paid-in capital	-
Accumulated deficit	(37,969,314)
Total shareholders’ deficit	(37,968,358)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$383,400,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2021 and

for the Period from January 11, 2021 (Inception) Through September 30, 2021

	For The Three Months Ended September 30, 2021	For the Period From January 11, 2021 (Inception) Through September 30, 2021

General and administrative expenses	$1,235,728	$2,492,441
General and administrative expenses - related party	60,000	140,000
Total operating expenses	(1,295,728)	(2,632,441)
Other income (expenses):
Loss upon issuance of private placement warrants	-	(8,689)
Change in fair value of derivative warrant liabilities	12,545,230	(3,531,550)
Offering costs - derivative warrant liabilities	-	(605,594)
Net gain from investments held in Trust Account	4,924	19,739
Net income (loss)	$11,254,426	$(6,758,535)

Weighted average shares outstanding of Class A ordinary shares	38,259,457	28,153,778
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.24	$(0.18)
Weighted average shares outstanding of Class B ordinary shares	9,564,864	9,294,304
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.24	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2021 and

for the Period from January 11, 2021 (Inception) Through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 11, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	10,062,500	1,006	23,994	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	221,890	-	221,890
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(245,884)	(28,481,756)	(28,727,640)
Net loss	-	-	-	-	-	(664,970)	(664,970)
Balance - March 31, 2021 (unaudited), as restated	-	-	10,062,500	1,006	-	(29,146,726)	(29,145,720)
Forfeiture of Class B ordinary shares	-	-	(497,636)	(50)	50	-	-
Accretion of Class A ordinary shares subject to possible redemption amount (over-allotment)	-	-	-	-	(50)	(2,729,023)	(2,729,073)
Net loss	-	-	-	-	-	(17,347,991)	(17,347,991)
Balance - June 30, 2021 (unaudited), as restated	-	-	9,564,864	956	-	(49,223,740)	(49,222,784)
Net income	-	-	-	-	-	11,254,426	11,254,426
Balance - September 30, 2021 (unaudited)	-	$-	9,564,864	$956	$-	$(37,969,314)	$(37,968,358)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTGEN ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from January 11, 2021(Inception) Through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(6,758,535)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Net gain from investments held in Trust Account	(19,739)
Change in fair value of derivative warrant liabilities	3,531,550
Offering costs - derivative warrant liabilities	605,594
Changes in operating assets and liabilities:
Prepaid expenses	(782,790)
Accounts payable	192,353
Accrued expenses	124,868
Due to related party	708
Net cash used in operating activities	(3,080,991)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(382,594,570)
Net cash used in investing activities	(382,594,570)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	855,500
Repayment of note payable to related party	(160,000)
Proceeds received from initial public offering, gross	382,594,570
Proceeds received from private placement	10,160,580
Offering costs paid	(7,771,937)
Net cash provided by financing activities	385,678,713

Net increase in cash	3,152

Cash - beginning of the period	-
Cash - end of the period	$3,152

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$74,500
Deferred underwriting commissions	$13,390,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

NextGen Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 11, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

As of September 30, 2021, the Company’s wholly owned subsidiary, Pulsar Merger Sub, Inc., had not commenced operations and had no (or nominal) assets or liabilities.

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

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Virgin Orbit Business Combination

On August 22, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pulsar Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Vieco USA, Inc., a Delaware corporation (“Vieco USA”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Virgin Orbit Business Combination”):

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Delaware General Corporation Law, Merger Sub will merge with and into Vieco USA, the separate corporate existence of Merger Sub will cease and Vieco USA will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);

(ii) in the event that the Vieco Cash Election (as defined below) is not exercised, as a result of the Merger, among other things, each share of common stock of Vieco USA that is issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than in respect of Excluded Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of Virgin Orbit Holdings, Inc. (“Virgin Orbit Common Stock”) equal to the Exchange Ratio (as defined in the Merger Agreement) (the “Stock Consideration”);

(iii) in the event the amount of cash available in the Trust Account (as defined below), after deducting any redemptions by the Company’s shareholders, plus the PIPE Investment Amount (as defined in the Merger Agreement) exceeds $500,000,000 (such excess amount, the “Available Cash Consideration Amount”), then Vieco USA may, prior to the Election Deadline (as defined in the Merger Agreement), elect that holders of common stock of Vieco USA receive in exchange for shares of common stock of Vieco USA a portion of the consideration payable under the Merger Agreement in cash, in lieu of shares of Virgin Orbit Common Stock, up to the amount of the Available Cash Consideration Amount (the “Vieco Cash Election” and, such amount of cash consideration, the “Cash Consideration”). If the Vieco Cash Election is exercised by Vieco USA prior to the Election Deadline, then at the Effective Time, each share of common stock of Vieco USA that is issued and outstanding immediately prior to the Effective Time (other than in respect of Excluded Shares) will be cancelled and converted into the right to receive (a) the applicable portion of the Cash Consideration and (b) the applicable portion of the Stock Consideration, as reduced to account for the Cash Consideration;

(iv) the Company will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware and change its name to “Virgin Orbit Holdings, Inc.”

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The board of directors of the Company has unanimously (i) approved and declared advisable the Merger Agreement, the Virgin Orbit Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.

Concurrently with the execution of the Merger Agreement, the Company entered into initial subscription agreements (the “Initial Subscription Agreements”) with certain investors (collectively, the “Initial PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 10,000,000 shares of the Virgin Orbit Common Stock for an aggregate purchase price equal to $100,000,000 (the “Initial PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of the Sponsor and certain additional investors (which may include mutual funds and existing shareholders of the Company). Under the Merger Agreement, the Company may enter into subsequent subscription agreements (together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain investors (collectively with the Initial PIPE Investors, the “PIPE Investors”) on substantially similar terms to the Initial Subscription Agreements, subject to the consent of Vieco USA (any such subsequent investments, together with the Initial PIPE Investment, the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

The consummation of the proposed Virgin Orbit Business Combination is subject to certain conditions as further described in the Merger Agreement.

For further details on the contemplated merger, please see the Form 8-K filed with the SEC on August 23, 2021, and the prospectus/proxy statement included in the Registration Statement on Form S-4 that the Company has filed with the SEC relating to the proposed Virgin Orbit Business Combination (the “Virgin Orbit Disclosure Statement”). Unless specifically stated, this Quarterly Report does not give effect to the proposed Virgin Orbit Business Combination and does not contain the risks associated with the proposed Virgin Orbit Business Combination. Such risks and effects relating to the proposed Virgin Orbit Business Combination is included in the Virgin Orbit Disclosure Statement.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $3,000 in its operating bank account and a working capital deficit of approximately $372,000.

To date, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the promissory note from the Sponsor of $300,000 (see Note 5) to the Company and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the promissory note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2021, the Company issued a promissory note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The promissory note is non-interest bearing and payable on the earlier of (i) March 25, 2023 and (ii) the effective date of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination. As of September 30, 2021, there was $770,000 outstanding under the promissory note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company does not have sufficient liquidity to meet its obligations in the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on March 25, 2021.

Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and stated memorandum and articles of association currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option). The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 31, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”).

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $34.3 million, a decrease to additional paid-in capital of $5.6 million, an increase to the accumulated deficit of $28.7 million, and the reclassification of par value of 3,433,013 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption.

As of March 25, 2021	As Restated	Adjustment	As Restated
Total assets	$353,411,664	-	$353,411,664
Total liabilities	$32,741,792	-	$32,741,792
Class A ordinary shares subject to possible redemption	315,669,870	34,330,130	350,000,000
Preferred shares	-	-	-
Class A ordinary shares	343	(343)	-
Class B ordinary shares	1,006	-	1,006
Additional paid-in capital	5,632,580	(5,632,580)	-
Accumulated deficit	(633,927)	(28,697,207)	(29,331,134)
Total shareholders’ equity (deficit)	$5,000,002	$(34,330,130)	$(29,330,128)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$353,411,664	$-	$353,411,664

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

Form 10-Q (March 31, 2021) - for the period from January 11, 2021 (inception) through  March 31, 2021

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$352,238,041	-	$352,238,041
Total liabilities	$31,383,762	-	$31,383,762
Class A ordinary shares subject to possible redemption	315,854,270	34,145,730	350,000,000
Preferred shares	-	-	-
Class A ordinary shares	341	(341)	-
Class B ordinary shares	1,006	-	1,006
Additional paid-in capital	5,663,632	(5,663,632)	-
Accumulated deficit	(664,970)	(28,481,757)	(29,146,727)
Total shareholders’ equity (deficit)	$5,000,009	$(34,145,730)	$(29,145,721)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$352,238,041	$-	$352,238,041

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 11, 2021 (inception) through March 31, 2021:

Form 10-Q (March 31, 2021) - for the period from January 11, 2021 (inception) through March 31, 2021

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,148,996)	$-	$(1,148,996)
Cash Flows from Investing Activities	$(350,000,000)	$-	$(350,000,000)
Cash Flows from Financing Activities	$352,305,454	$-	$352,305,454
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$70,000	$-	$70,000
Offering costs paid by related party under promissory note	$74,500	$-	$74,500
Deferred underwriting commissions	$12,250,000	$-	$12,250,000
Initial value of Class A ordinary shares subject to possible redemption	$315,854,270	$(315,854,270)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

Form 10-Q (June 30, 2021) - for the period from January 11, 2021 (inception) through June 30, 2021

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$383,961,447	-	$383,961,447
Total liabilities	$50,589,661	-	$50,589,661
Class A ordinary shares subject to possible redemption	328,371,780	54,222,790	382,594,570
Preferred shares	-	-	-
Class A ordinary shares	543	(543)	-
Class B ordinary shares	956	-	956
Additional paid-in capital	23,011,468	(23,011,468)	-
Accumulated deficit	(18,012,961)	(31,210,779)	(49,223,740)
Total shareholders’ equity (deficit)	$5,000,006	$(54,222,790)	$(49,222,784)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$383,961,447	$-	$383,961,447

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 11, 2021 (inception) through June 30, 2021:

Form 10-Q (June 30, 2021) - for the period from January 11, 2021 (inception) through June 30, 2021

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,879,536)	$-	$(1,879,536)
Cash Flows from Investing Activities	$(382,594,570)	$-	$(382,594,570)
Cash Flows from Financing Activities	$384,908,713	$-	$384,908,713
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$70,000	$-	$70,000
Offering costs paid by related party under promissory note	$74,500	$-	$74,500
Deferred underwriting commissions	$13,390,810	$-	$13,390,810
Initial value of Class A ordinary shares subject to possible redemption	$334,712,170	$(334,712,170)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(6,340,391)	$6,340,391	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of shareholders’ equity for the period from January 11, 2021 (inception) through June 30, 2021

For the Three Months Ended June 30, 2021 and for the Period From January 11, 2021 (Inception) through June 30, 2021

	Total Shareholders’ Equity (Deficit), As Reported	Adjustment	Total Shareholders’ Equity (Deficit), As Restated
Balance - January 11, 2021 (inception)	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	25,000	-	25,000
Sale of units in initial public offering, less fair value of derivative liabilities for public warrants	340,235,810	(340,235,810)	-
Excess cash received over the fair value of the private warrants	221,890	-	221,890
Offering costs	(18,963,451)	18,963,451	-
Shares subject to possible redemption	(315,854,270)	315,854,270	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	(28,727,640)	(28,727,640)
Net loss	(664,970)	-	(664,970)
Balance - March 31, 2021 (Unaudited)	$5,000,009	$(34,145,729)	$(29,145,720)
Sale of units in initial public offering, less fair value of derivative liabilities for public warrants	31,603,700	$(31,603,700)	-
Offering costs	(1,738,203)	1,738,203	-
Forfeiture of Class B ordinary shares	-	-	-
Shares subject to possible redemption	(12,517,509)	12,517,509	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	(2,729,073)	(2,729,073)
Net loss	(17,347,991)	-	(17,347,991)
Balance - June 30, 2021 (Unaudited)	$5,000,006	$(54,222,790)	$(49,222,784)

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - for the period from January 11, 2021 (inception) through March 31, 2021
Net loss	$(664,970)	$-	$(664,970)
Weighted average shares outstanding	33,156,919	(29,800,755)	3,356,164
Basic and diluted earnings per share	$-	$(0.05)	$(0.05)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(17,347,991)	$-	$(17,347,991)
Weighted average shares outstanding	31,599,183	6,230,455	37,829,638
Basic and diluted earnings per share	$-	$(0.37)	$(0.37)
Form 10-Q (June 30, 2021) - for the period from January 11, 2021 (inception) through June 30, 2021
Net loss	$(18,012,961)	$-	$(18,012,961)
Weighted average shares outstanding	31,713,657	(9,228,919)	22,484,738
Basic and diluted earnings per share	$-	$(0.57)	$(0.57)

	EPS for Class B ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - for the period from January 11, 2021 (inception) through March 31, 2021
Net loss	$(664,970)	$-	$(664,970)
Weighted average shares outstanding	8,922,428	(172,428)	8,750,000
Basic and diluted earnings per share	$0.07	$(0.12)	$(0.05)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(17,347,991)	$-	$(17,347,991)
Weighted average shares outstanding	15,687,865	(6,230,456)	9,457,409
Basic and diluted earnings per share	$(1.11)	$0.74	$(0.37)
Form 10-Q (June 30, 2021) - for the period from January 11, 2021 (inception) through June 30, 2021
Net loss	$(18,012,961)	$-	$(18,012,961)
Weighted average shares outstanding	12,676,421	(3,533,895)	9,142,526
Basic and diluted earnings per share	$(1.42)	$0.85	$(0.57)

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments held in trust account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from cash equivalents held in Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company accounts for 7,651,891 warrants issued in connection with its Initial Public Offering including over-allotment (“Public Warrants”) and 6,767,927 Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering (including exercise of the over-allotment option), 38,259,457 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 14,419,818 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Period From January 11, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary shares:
Numerator:
Allocation of net income (loss)	$9,003,541	$2,250,885	$(5,081,123)	$(1,677,412)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	38,259,457	9,564,864	28,153,778	9,294,304

Basic and diluted net income (loss) per ordinary share	$0.24	$0.24	$(0.18)	$(0.18)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 11, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Each Unit consists of one Class A ordinary share and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On January 18, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed $160,000 under the promissory note and repaid the promissory note in full upon closing of the Initial Public Offering.

On August 12, 2021, the Company issued a promissory note to Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The promissory note is non-interest bearing and payable on the earlier of (i) March 25, 2023 and (ii) the completion of the Business Combination. As of September 30, 2021, there was $770,000 outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to Related Party

During the period from January 11, 2021 through September 30, 2021, the Sponsor paid approximately $3,000 expenses on behalf of the Company. As of September 30, 2021, outstanding balance for such expenses were approximately $1,000, included in due to related party in current liabilities, on the accompanying condensed consolidated balance sheets.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $20,000 per month for office space, administrative, financial and support services. Upon the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $60,000 and $140,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 within General and administrative expenses – related party, respectively. As of September 30, 2021, there was no outstanding balance under the administrative services agreement.

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

The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of September 30, 2021. As of September 30, 2021, there was approximately $4.5 million in deferred legal fees.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 38,259,457 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds	$382,594,570
Less:
Fair value of Public Warrants at issuance	(10,755,060)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(20,701,653)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	31,456,713
Class A ordinary shares subject to possible redemption	$382,594,570

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 38,259,457 Class A ordinary shares issued and outstanding subject to possible redemption in the accompanying unaudited condensed consolidated balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 9,564,864 Class B ordinary shares issued and outstanding (see Note 4).

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law. Each ordinary share will have one vote on all such matters.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8. WARRANTS

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

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - mutual fund	$382,614,309	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$12,855,180	$-	$-
Derivative warrant liabilities - Private warrants	$-	$-	$11,370,120

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

Level 1 assets include investments in mutual fund that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. For the three months ended September 30, 2021, the Company recognized a gain of approximately $12.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the period from January 11, 2021 (inception) through September 30, 2021, the Company recognized a loss of approximately $3.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

NEXTGEN ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 11, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at March 25, 2021 (inception)	$-
Issuance of Public and Private Warrants	19,042,300
Change in fair value of derivative warrant liabilities	(314,250)
Derivative warrant liabilities at March 31, 2021	18,728,050
Issuance of Public and Private Warrants - over-allotment	1,651,460
Transfer of Public Warrants to Level 1 Measurement	(10,607,720)
Change in fair value of derivative warrant liabilities	7,486,420
Derivative warrant liabilities at June 30, 2021	$17,258,210
Change in fair value of derivative warrant liabilities	(5,888,090)
Derivative warrant liabilities at September 30, 2021	$11,370,120

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.72	$9.91
Option term (in years)	6.67	5.25
Volatility	20%	23.5%
Risk-free interest rate	1.21%	1.14%

NOTE 10. SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company borrowed $338,000 pursuant to the Working Capital Loans. As of November 19, 2021, there was $1,108,000 of outstanding borrowings under the Working Capital Loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to NextGen Acquisition Corp. II, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations, including our proposed Virgin Orbit Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 11, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

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

Restatement of Previously Issued Financial Statements

In preparation of our unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, we concluded we should restate our previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares in permanent equity. Although we did not specify maximum redemption threshold, our amended and stated memorandum and articles of association currently provides that, we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. As a result, we restated our previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of our Initial Public Offering (including exercise of the over-allotment option). Our previously filed financial statements that contained the error were reported in the Form 8-K filed with the SEC on March 31, 2021 (the “Post-IPO Balance Sheet”) and the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”).

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $3,000 in its operating bank account and a working capital deficit of approximately $372,000.

To date, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the promissory note from the Sponsor of $300,000 (see Note 5) to the Company and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the promissory note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On August 12, 2021, the Company issued a promissory note, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The promissory note is non-interest bearing and payable on the earlier of (i) March 25, 2023 and (ii) the effective date of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination. As of September 30, 2021, there was $770,000 outstanding under the promissory note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company does not have sufficient liquidity to meet its obligations in the next fourteen months. However, management has determined that it has access to funds from the Company’s Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of a Business Combination or a minimum one year from the date of issuance of these financial statements.

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

Proposed Virgin Orbit Business Combination

On August 22, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pulsar Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Vieco USA, Inc., a Delaware corporation (“Vieco USA”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Virgin Orbit Business Combination”):

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Delaware General Corporation Law, Merger Sub will merge with and into Vieco USA, the separate corporate existence of Merger Sub will cease and Vieco USA will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);

(ii) in the event that the Vieco Cash Election (as defined below) is not exercised, as a result of the Merger, among other things, each share of common stock of Vieco USA that is issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than in respect of Excluded Shares (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of Virgin Orbit Holdings, Inc. (“Virgin Orbit Common Stock”) equal to the Exchange Ratio (as defined in the Merger Agreement) (the “Stock Consideration”);

(iii) in the event the amount of cash available in the Trust Account (as defined below), after deducting any redemptions by the Company’s shareholders, plus the PIPE Investment Amount (as defined in the Merger Agreement) exceeds $500,000,000 (such excess amount, the “Available Cash Consideration Amount”), then Vieco USA may, prior to the Election Deadline (as defined in the Merger Agreement), elect that holders of common stock of Vieco USA receive in exchange for shares of common stock of Vieco USA a portion of the consideration payable under the Merger Agreement in cash, in lieu of shares of Virgin Orbit Common Stock, up to the amount of the Available Cash Consideration Amount (the “Vieco Cash Election” and, such amount of cash consideration, the “Cash Consideration”). If the Vieco Cash Election is exercised by Vieco USA prior to the Election Deadline, then at the Effective Time, each share of common stock of Vieco USA that is issued and outstanding immediately prior to the Effective Time (other than in respect of Excluded Shares) will be cancelled and converted into the right to receive (a) the applicable portion of the Cash Consideration and (b) the applicable portion of the Stock Consideration, as reduced to account for the Cash Consideration;

(iv) the Company will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware and change its name to “Virgin Orbit Holdings, Inc.”

The board of directors of the Company has unanimously (i) approved and declared advisable the Merger Agreement, the Virgin Orbit Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of the Company.

Concurrently with the execution of the Merger Agreement, the Company entered into initial subscription agreements (the “Initial Subscription Agreements”) with certain investors (collectively, the “Initial PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 10,000,000 shares of the Virgin Orbit Common Stock for an aggregate purchase price equal to $100,000,000 (the “Initial PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of the Sponsor and certain additional investors (which may include mutual funds and existing shareholders of the Company). Under the Merger Agreement, the Company may enter into subsequent subscription agreements (together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain investors (collectively with the Initial PIPE Investors, the “PIPE Investors”) on substantially similar terms to the Initial Subscription Agreements, subject to the consent of Vieco USA (any such subsequent investments, together with the Initial PIPE Investment, the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

The consummation of the proposed Virgin Orbit Business Combination is subject to certain conditions as further described in the Merger Agreement.

For further details on the contemplated merger, please see the Form 8-K filed with the SEC on August 23, 2021, and the prospectus/proxy statement included in the Registration Statement on Form S-4 that the Company has filed with the SEC relating to the proposed Virgin Orbit Business Combination (the “Virgin Orbit Disclosure Statement”). Unless specifically stated, this Quarterly Report does not give effect to the proposed Virgin Orbit Business Combination and does not contain the risks associated with the proposed Virgin Orbit Business Combination. Such risks and effects relating to the proposed Virgin Orbit Business Combination is included in the Virgin Orbit Disclosure Statement.

Results of Operations

Our entire activity from January 11, 2021 (inception) through March 22, 2021, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net gain of approximately $11.3 million which consisted of approximately $12.5 million from change in fair value of warrant liabilities, approximately $5,000 gain on investment held in Trust Account, which was offset by approximately $1.2 million general and administrative expense and $60,000 of related party administrative fees.

For the period from January 11, 2021 (inception) through September 30, 2021, we had a net loss of approximately $6.8 million which consisted of approximately $2.5 million general and administrative expense and approximately $140,000 of related party administrative fees, approximately $9,000 of loss upon issuance of private placement warrants, approximately $3.5 million loss from change in fair value of warrant liabilities and approximately $606,000 of offering costs – derivative warrant liabilities, which was partially offset by approximately $20,000 gain on investment held in Trust Account.

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

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering (including exercise of the over-allotment option), 38,259,457 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

We issued 7,651,891 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 6,767,927 Private Placement Warrants including over-allotment. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued by us in connection with the Initial Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the sale of the private placement warrants held in the Trust Account will be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 25, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On September 30, 2021, the Company received a demand on behalf of purported Company stockholder Evan Trimas (the “Trimas Demand”). In addition, on October 6, 2021, the Company received a demand on behalf of purported Company stockholder Matthew Hopkins (the “Hopkins Demand”). On October 18, 2021, NextGen received a demand on behalf of purported NextGen stockholder Matthew Whitfield (the “Whitfield Demand,” and together with the Trimas Demand and Hopkins Demand, the “Demands”). The Demands allege that the proxy statement/prospectus forming part of the registration statement on Form S-4 that the Company filed with the SEC on September 16, 2021 omits material information or contains disclosure deficiencies that prejudice the Company’s stockholders’ ability to make a fully informed decision with respect to the proposed Business Combination with Vieco USA. The Demands request that the Company disseminate additional disclosures before the consummation of the Business Combination with Vieco USA. NextGen believes these claims lack merit.

Item 1A. Risk Factors

The risk factors disclosed in “Risk Factors” included in our prospectus filed with the SEC on March 25, 2021 and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 26, 2021 are hereby incorporated by reference.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares subject to possible redemption. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that the previously issued financial statements as of March 25, 2021, March 31, 2021 and June 30, 2021 and for the periods from January 11, 2021 (inception) through March 31, 2021, from January 11, 2021 (inception) through June 30, 2021, and the three months ended June 30, 2021 should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

As a result of this material weakness, and the material weakness related to the reclassification of our warrants and other accounting matters which resulted in the revision of our audited opening balance sheet as of March 25, 2021, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken a number of measures to remediate the material weaknesses, and continue to evaluate steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.

In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weaknesses, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

Concurrently with the execution of the Merger Agreement, the Company entered into the Initial Subscription Agreements with certain Initial PIPE Investors, pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 10,000,000 shares of the Virgin Orbit Common Stock for an aggregate purchase price equal to $100,000,000, a portion of which is expected to be funded by one or more affiliates of the Sponsor and certain additional investors (which may include mutual funds and existing shareholders of the Company). Under the Merger Agreement, the Company may enter into subsequent subscription agreements with certain investors on substantially similar terms to the Initial Subscription Agreements, subject to the consent of Vieco USA. The PIPE Investment will be consummated substantially concurrently with the Closing. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of August 22, 2021, by and among the Company, Pulsar Merger Sub, Inc., and Vieco USA, Inc.
10.1(1)	Sponsor Support Agreement, dated August 22, 2021, by and among the Company, the Sponsor, Vieco USA and the persons set forth on Schedule I thereto
10.2(1)	Stockholder Support Agreement, dated August 22, 2021, by and among the Company, Vieco USA and Vieco 10 Limited
10.3(1)	Form of Subscription Agreement
10.4(1)	Form of Amended and Restated Registration Rights Agreement
10.5(1)	Form of Stockholders’ Agreement
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed on August 23, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTGEN ACQUISITION CORP. II

Date: November 19, 2021		/s/ Patrick T. Ford
	Name:	Patrick T. Ford
	Title:	Chief Financial Officer and Secretary