Form 10-K
period 2021-12-31
Virgin Orbit Holdings, Inc.
filed 2022-03-31
CIK 1843388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40267

Virgin Orbit Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1576914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4022 E. Conant St.
Long Beach, CA	90808
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (562) 388-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	VORB	The Nasdaq Stock Market LLC
Warrants to purchase common stock,	VORBW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $10.29 reported on The Nasdaq Stock Market LLC, was approximately $393.7 million.

As of March 29,2022, there were approximately 334,919,914 shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K (this “Annual Report”) (including in information that is incorporated by reference into this Annual Report) and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include, without limitation:

•the impact of the COVID-19 pandemic;
•our ability to maintain an effective system of internal controls over financial reporting;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to respond to general economic conditions;
•our ability to manage our growth effectively;
•our ability to achieve and maintain profitability in the future;
•our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;
•our ability to maintain and enhance our products and brand, and to attract customers; and
•our ability to execute our business model, including market acceptance of our planned products and services and achieving sufficient production volumes at acceptable quality levels and prices; the success of strategic relationships with third parties.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of this Annual Report. The forward-looking statements contained in this Annual Report and any Annual Report document incorporated by reference are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Annual Report. These risks include the following:

•We will require additional financing to expand our operations and grow our business, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our research and development, operations or commercialization efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

•The success of our business will be highly dependent on our ability to effectively market and sell our launch services for small low Earth orbit (“LEO”) satellites, our national security and defense services and space solutions, and to convert contracted revenues and our pipeline of potential contracts into actual revenues.

•The market for launch services for small LEO satellites and space solutions is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

•Our ability to grow our business depends on the successful operation and performance of our launch systems and related technology and our ability to introduce new enhancements or services in a timely manner, which are subject to many uncertainties, some of which are beyond our control.

•We may not be able to convert our contracted revenue or potential contracts into actual revenue.

•We routinely conduct hazardous operations when testing and launching our rockets, which could result in damage to property or persons. Unsatisfactory performance or failure of our rockets and related technology at launch or during operations could reduce customer confidence and have a material adverse effect on our business, financial condition and results of operations.

•If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our rockets at a quantity and quality that our customers demand, our ability to grow our business may suffer.

•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

•If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

Part I
Item 1. Business

Company Overview

We are a vertically integrated space company that provides customers with dedicated and rideshare small satellite launch capabilities. Our philosophy is to operate a mobile launch system that can “launch at any time, from any place, to any orbit.” Our vision is to use space to drive positive and lasting change on Earth, from connecting communities, to advancing scientific initiatives; supporting America’s and other nations’ space presence, and helping create the next generation of world-changing space technology.

Since our founding in 2017, we have invested in research and development efforts to develop a unique air-launch system, comprised of Cosmic Girl, a modified Boeing 747 aircraft, and the LauncherOne rocket. Cosmic Girl serves as a reusable mobile launch pad, carrying LauncherOne aloft, and LauncherOne is a two-stage rocket that is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. This mobile system allows us to serve a broad array of applications and markets, providing customers with a highly differentiated solution to launch satellites relative to other existing small satellite ground launch providers.

We believe there is near- and medium-term acceleration in the growth of the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. Indeed, there are numerous private small-satellite launch companies (focused on carrying less than 1,000 kg to 500 km low Earth orbit), but just four that are able to boast a successful launch to orbit — SpaceX’s dedicated rideshare program, Northrop Grumman, Rocket Lab and Virgin Orbit. As one of the few proven small satellite launch providers, we believe we are well-positioned to benefit from these attractive industry tailwinds. So far, we successfully completed three orbital launches in 2021 and early 2022, each at the beginning of our targeted launch window, which demonstrates the efficacy of our launch system. To date, we have delivered 26 satellites to their desired orbits with high precision. We believe these features make LauncherOne a system of great interest for responsive space.

By utilizing an air-launch system via Cosmic Girl and the LauncherOne rocket, we offer the agility, flexibility and responsiveness that small satellite customers need to achieve their mission objectives. Our launches have delivered satellites to orbit for customers across commercial, civil and national security and defense markets, both domestically and internationally. Leveraging the successes from these launches, we have been able to secure active contracts representing approximately $575.2 million of potential revenue, of which $151.5 million are binding agreements and $423.7 million are non-binding Memoranda of Understanding (“MOUs”) and Letters of Intent (“LOIs”).

We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California. Leveraging advanced, state-of-the-art manufacturing capabilities, including automation and additive manufacturing technologies, we believe we have the necessary infrastructure in-place to meet the medium-term demand for our launch business.

Our diverse portfolio is organized across three core offerings:

•Commercial & Civil: We provide dedicated and rideshare launch services for commercial and civil customers, both from the United States and internationally. This offering also includes civil spaceports, where a foreign nation can buy or lease our mobile launch system ground equipment, aircraft and launch system to provide in-country launch capabilities, allowing these countries to become spacefaring through existing airport infrastructure.

•National Security and Defense: We provide national security launch and mission services to the U.S. and its allied Government customers, including the Space Force, Air Force and other agencies within the U.S. Department of Defense (the “DoD”) and the intelligence community. We also intend to offer government squadron services wherein the entire air-launch system will be a program of record sold to government customers who will own and operate the system directly, providing enhanced flexibility and responsiveness. Additionally, due to the distinct features of LauncherOne, which is itself a hypersonic system, we can also provide solutions for missile defense target applications and other key hypersonic research and development and demonstration activities.

•Space Solutions: Leveraging existing launch capabilities and our track record as a systems integrator, we seek to provide end-to-end value-added services for Internet of Things (“IoT”) and Earth Observation (“EO”) applications through the combination of agreements with satellite operators and a satellite constellation we will own and operate. Using a satellite-as-a-service model, we plan to deploy our own procured satellites beginning in late 2023 to serve government and commercial customers, both domestically and internationally.

Industry Overview

We operate within the large and growing space economy, with the total addressable market for Virgin Orbit’s services expected to be $75 billion by 2030. This rapid growth is being driven by various factors, the most significant being the reduced costs for both launch and satellite manufacturing due to technological advancements. As a result, space solutions have proliferated across multiple end markets, including communications, maritime, logistics, and importantly, national security and defense.

Over the last decade, space technology has advanced on multiple fronts, including increases in satellite bandwidth and throughput, which allows for high-rate data transfer, utilization of consumer electronics and integrated circuit advancements allowing for miniaturization of satellite components, which reduces satellite developmental costs, and increases overall system efficiencies and expanded reach and global coverage from satellites in LEO. The private sector has played a meaningful role in the evolution of space technology, whereas historically innovation was almost entirely government-driven.

Space is viewed as crucial to national security and defense, as nations rely on space solutions for critical communications, precise location information, navigation capabilities and broader global monitoring. The U.S. Government and its allies are focused on maintaining and evolving space capabilities, while also thwarting anti-satellite rocket technologies that are being developed and tested by adversaries.

Our Products & Services Overview

We have a diverse portfolio of space offerings, spanning various end markets and applications. Our portfolio is organized into three main offerings, each leveraging our underlying launch technology and core capabilities.

Commercial & Civil

•Commercial & Civil Launch: Caters to the launch demands of commercial and civil customers both in the United States and international markets, including customers such as Arqit and SatRevolution, and civil customers, such as NASA. We offer these customers dedicated, primary or secondary rideshare satellite launch services to any orbit with both timing and launch location flexibility given the mobility and responsiveness of our system. A dedicated launch is one in which the customer buys the entire launch payload (mass & volume). In a rideshare launch, there are several payload customers, including a primary rideshare customer (who determines the mission parameters) and secondary rideshare customer(s) whose payloads utilize the remaining mass and volume capacity not utilized by the primary. Dedicated and primary rideshare customers can inject their payloads directly into their desired orbits without the time loss associated with traveling from one orbit to another, thereby providing them the option to achieve an earlier revenue stream. Moreover, the architecture of the air-launch system is designed for a more reliable and agile launch cadence than the traditional ground-launch rideshare system adopted by many of our competitors such as SpaceX or Rocket Lab. The responsiveness of our system is also critical for supporting the operation and maintenance of satellite constellations in instances where a satellite malfunctions and needs urgent replacement.

•Civil Spaceports: The unique modularity of the LauncherOne system permits launches from any government licensed horizontal spaceport with a runway long enough to support a Boeing 747-400 aircraft. We leverage fully transportable GSE (ground-support equipment required for launch operations) to eliminate the need for extensive infrastructure investments traditionally associated with ground launch applications. We are also in the process of bringing flexible launch for small satellites to a global network of spaceports and countries across the world. Currently, we are seeking to commence LauncherOne operations from both Spaceport Cornwall at Cornwall Airport Newquay (NQY) in the UK as soon as the summer of 2022 and at Oita Airport (OIT) in Japan in the coming years. We are also in discussions with various other countries on the prospects of leveraging their existing aircraft runway infrastructure to adopt our spaceport product offering and develop in-country launch capabilities.

National Security

•National Security Launch and Squadron Services: Provides launch services for national security and defense customers such as the U.S. Government and its allies. We believe our launch system is particularly attractive to these customers because of its capability for anonymity; our ability to fly Cosmic Girl to, and launch from, different locations makes it difficult for our adversaries to predict timing and location of launch, as compared with a static ground-based launch pad, making it highly attractive for National Security customers that prioritize operation covertness. Moreover, the resiliency and responsiveness of the system is especially important should there be a need to replace critical satellites that go out of operation. We believe that our squadron services offering, in which we expect to deliver turnkey capability through the sale of equipment as well as services to the U.S. Government, is of increased interest as it facilitates the necessary capabilities for the Space Force to responsively and independently deploy appropriate assets against the U.S. Government’s adversaries, a previously non-existent capability.

•Missile Defense Targets and Hypersonic Applications: Hypersonics (high-speed systems or devices that travel at speeds over Mach 5) are a growing area of focus for the DoD, especially as several foreign nations race to build military capabilities in this area for offensive purposes. With our system’s ability to achieve hypersonic speeds and our deep connectivity within the DoD, we believe we are well-positioned to support and complement the various Hypersonic Training, Testing and Exercising (“TT&E”) activities and develop advanced defense mechanisms for the U.S. Government. As missile defense is a core part of the U.S. defense strategy, we believe LauncherOne is able to serve as a cost-effective alternative to expensive targets that are currently in use for research and development efforts by the Missile Defense Agency (“MDA”). We have an on-going contract with MDA to demonstrate the utility of LauncherOne for MDA target applications.

Space Solutions

•IoT Solutions: Currently under development, this solution seeks to provide end-to-end value-added services for the smart mobility and smart logistics sectors of the IoT market. Key areas of focus include:

◦Connected ship management: expected to track and monitor shipping assets across the globe in real-time and provide improved connectivity at sea;

◦Connected aircraft management: expected to track and monitor aircraft across the globe in real-time and provide improved connectivity in air;

◦Pipeline monitoring: expected to monitor pipeline status and potential leaks in real-time providing customers the opportunity to mitigate losses by proactively addressing issues in the system; and

◦Smart agriculture: expected to track and monitor weather and soil data for precision farming applications.

•EO Solutions: Also under development, this solution seeks to develop multi-modal imaging offerings in an integrated suite including data collection methodologies such as Synthetic Aperture Radar (SAR), operational electronic intelligence, infrared-hyperspectral and electro-optical imagery techniques. We believe applications for this offering include maritime domain awareness, public safety, insurance, agriculture, mining,, oil and gas.

Our Launch System

Through years of research and development, we have in place a proprietary system that enables us to provide key launch capabilities. This is comprised of:

•Cosmic Girl: Cosmic Girl is a modified Boeing 747-400 aircraft that serves as a reusable mobile launch platform. This allows our launch system to be fully mobile and to launch payloads into orbit with an unprecedented level of flexibility. The interior of the aircraft has been modified to support minimal maintenance requirements and the upper deck has been outfitted to support onboard launch operations with just two pilots and two launch engineers. One of the most important modifications is the pylon, which is used to carry the LauncherOne rocket up to approximately 35,000 feet where it is released for launch. Using Cosmic Girl as an aerial launch platform enables our rocket to be more efficient, benefiting from the initial altitude (35K feet), speed (approximately 85% of the speed of sound at launch) and aerodynamics (air density approximately 30% of sea level) as compared with a typical ground launch. We expect our future research and development efforts in this area will include the modification of a cargo Boeing 747 aircraft that would be a fully transportable, self-contained launch system that can carry the rocket, payloads and GSE to anywhere in the world.

•LauncherOne: LauncherOne is a two-stage rocket used to launch satellites into orbit. It is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. It is engineered for optimal performance in conjunction with Cosmic Girl and has the lowest launch cost per kilogram among small rocket ground launchers. The rocket, designed for simplicity, has an all-carbon composite design with liner-less tanks, thereby increasing system reliability and increasing production efficiency. With its one engine per stage design, the system has enhanced resilience. Our nearest competitor, Rocket Lab, has 11 engines versus our two. This is a key advantage for our system since engines have the highest risk of failure in a rocket. Our on-board autonomous range safety systems further enhance system reliability and eliminates the need for extensive ground safety infrastructure. LauncherOne is designed to carry payloads of approximately 300 kilograms, with expected future versions allowing for potential payloads of up to 500 kilograms.

Our Competitive Strengths

Our competitive strengths include:

•Unique Launch Technology: By launching our rockets from a modified Boeing 747-400 aircraft flying at nearly Mach 1 speeds, we believe that we have disrupted the paradigm of ground-based launch, which has been largely unchanged for 60 years. Our technology provides a more flexible, responsive platform, which we estimate to be approximately 30% more efficient than equivalent ground-based systems. We have the lowest inherent launch cost per kilogram among small rocket launchers. The mobility and responsiveness of the system offers the capacity to launch from any government-licensed horizontal spaceport that can support a Boeing 747-400 aircraft, which enables our rocket to achieve any desired orbit. The anonymity, responsiveness and resiliency of our system is also particularly unique and enhances the value proposition to our defense sector customers.

•Balanced, End-to-end Portfolio of Space Offerings: Our portfolio mix is well-balanced across customer type, geographic reach, and product and solution offerings. With an established launch system, we are able to cater to a wide range of customers, including civil, commercial and national security, both within the US and internationally. It has also provided us a great platform to expand into military offerings such as defensive hypersonics and missile defense systems, as well as provide new capabilities for DoD responsive space. We also expect to operate and maintain our own satellite constellation systems to develop IoT and EO applications.

•Vertically-integrated, Well-invested and Scalable Manufacturing Facility: We are over 90% vertically integrated, with approximately 195,000 square feet of factory and payload processing facilities in Long Beach, California and propulsion, test and launch operation facilities in Mojave, California. Our factory leverages advanced manufacturing techniques and our production lines are highly scalable, with specially designed work-flow cells that are constructed to be efficiently replicated with ease as our production demands increase.

•Deep Government Relationships Across the U.S. Government and Allies: We have a demonstrated track record with government and national security contracts, with contracts from the Space Force, Air Force and others, in addition to being selected for the Orbital Services Program-4 (“OSP-4”) IDIQ and participating in the Advanced Battle Management System (ABMS-2) exercise with USSPACECOM in September 2020. We have and expect to continue to leverage the extensive reach of the U.S. Government and alignment with allies to expand our engagement internationally. We are also under contract to deliver launch services for the RAF and have deployed satellites for the Royal Netherlands Air Force.

•International Reach: We have launched satellites for multiple international customers, including the Royal Netherlands Air Force (in 2021) and SatRevolution, a Polish commercial company (in 2021 and 2022), and we have future launches planned for multiple additional international customers. Through our mobile system, we have a unique ability to also serve international customers from their own soil, as demonstrated by our announced plans to launch from foreign civil spaceports including the United Kingdom, Japan and Brazil. Our first international launch is expected from Cornwall, United Kingdom in 2022. In 2021, we were invited to Cornwall for the G7 summit where we met with The Prime Minister of the UK and The Prime Minister of Australia. In addition, a pilot from the UK’s Royal Air Force has been assigned on loan to us, for a period of up to five years, to learn to conduct launches from Cosmic Girl.

•Environmentally Responsible Technology Offering: Most traditional ground launch bases are protected wildlife reserves (for example, Astra’s Kodiak Island in Alaska, and SpaceX’s Cape Canaveral in Florida), selected due to the need to have launch facilities away from areas of human population. Ground-based launch systems are typically a significant contributor to air, ground and noise pollution because of the smoke and soot that gets released, along with the sound of the actual blast that takes place at ground level upon rocket ignition. All of these factors have significant impacts to the otherwise pristine areas of natural beauty that our competitors use for launch operations. Our air-launch system, on the other hand, provides an advantage to ground-based systems by minimizing impact to the local environment. The environmental and noise pollution of our air-launch system occurs at an altitude of approximately 35,000 feet, significantly reducing the sound and carbon emissions to the local area and the impact to local wildlife.

•Virgin Brand: The Virgin brand brings a proven track record of innovation, reliability and delivering exceptional customer experiences as well as a proven flight track record. Virgin’s reach has been instrumental in developing key customer relationships across civil, commercial and national security and defense markets. In our space solutions business, Virgin Group’s family of companies has also provided key potential anchor partners for our targeted applications, including the potential for us to provide connected ship management capabilities to Virgin Voyages and connected aircraft management capabilities to Virgin Atlantic, for example.

•Highly Experienced Management Team: Our team has extensive experience leading successful space companies. Our CEO, Dan Hart has over three decades of experience at Boeing, where he most recently served as Vice President of Government Satellite Systems. Our senior engineering and manufacturing teams have experience from legacy space companies such as Raytheon Technologies, Boeing and Lockheed Martin to new space companies such as SpaceX and OneWeb/Airbus-OneWeb Satellites. Additionally, our teams have worked on a significant number of industry-defining space programs, including Delta II, IV, SpaceX Falcon 9 and GMD, among others.

Our Growth Strategy

We are pursuing several strategies to drive growth:

•Leveraging our success from the most recent launches to capture a greater share of the launch market from our competitors, especially targeting customers who are looking for dedicated launch opportunities;

•Becoming the key launch provider, through both our own responsive launch services as well as squadron sales, for our national security and defense sector customers, given our unique air-launch system;

•Expanding the engagement with our national security and defense sector customers to include missile defense targets and hypersonic applications, given the differentiated technical specifications of LauncherOne;

•Expanding our offerings internationally by leveraging our spaceport franchise;

•Expanding our manufacturing capabilities to accommodate the growing demands of our customers;

•Establishing our space solutions segment to become an end-to-end provider of value-added services in specific EO and IoT applications where we believe we are best positioned; and

•Securing additional anchor customers for our space solutions offering by leveraging our existing relationships with Virgin Group and Mubadala.

Our space solutions business will focus on IoT connectivity and EO applications, specifically in the areas of Electro Optics, Synthetic Aperture Radar, Operational Electronic Intelligence, and Hyperspectral Short-Wave and Mid-Wave Infrared multi-intelligence. We will seek to acquire capacity for our space solutions business through some of our customers. To that end, we have invested or agreed to invest in Hypersat LLC, Horizon Technologies, SAS, and Arqit and are looking at other candidates. In parallel, we are also developing our own satellites working with a major industry supplier, which we believe will enable us to launch four satellites in 2023. Our objective is to fuse data that we gather and provide data analytics services tailored for customers.

On the national security and defense front, missile defense target and hypersonics segments are fast growing sections of the DoD budget, with the hypersonic segments expected to grow at a 21% compound annual growth rate from 2021 through 2025, highlighting the increasing focus on technological advancement within the sector according to the National Defense Magazine in November 2020.

Our first international launch is expected from Spaceport Cornwall in 2022. In 2021, we were invited to Cornwall for the G7 summit where we met with the Prime Minister of the U.K. and the Prime Minister of Australia. In addition to our activities at Cornwall, the Brazilian Government has invited us to provide air-launch services at Alcantara Space Center with launches expected to commence as early as 2023. We have also completed the first phase of a program at Spaceport Japan in Oita, which was established in collaboration with the Space Port Japan Association and ANA Japan to provide an air-launch service commencing in 2023. We are also engaged in discussions with several other countries.

Additionally, our launch system benefits from transportability, mobility and weather resistance, which makes it ideal for a tactically responsive space launch. We currently have contracts with the U.S. Space Force and the intelligence community that are taking advantage of these attributes and we are also in discussions with the U.S. Government to provide operationally responsive space capabilities to enable new options for military leaders and a deterrence to those wishing to bring aggression to low earth orbit. Rapid and responsive reconstitution, augmentation, and replenishment of space assets will enable the United States to counter or deter aggressive behavior through quick characterization and attribution of threats and rapid response options to mitigate them. This capability does not currently exist within the U.S. Space Command and represents an emergent operational need.

Customers

Through our last three launches, we have been able to cater to domestic and international customers from each of our core focus sectors including: NASA, International Ministries of Defense (“MoDs”), US DoD, US intelligence community, and Commercial international constellation providers. Our commercial customers include satellite and constellation providers such as Arqit and SatRevolution. Our civil customers mostly fall within our spaceport offering and our launch offerings for civil space agencies, including NASA. We have announced plans to launch from several spaceports including:

•United Kingdom: Spaceport in Cornwall, which was established in collaboration with the U.K. Space Agency and the U.K. Ministry of Defense.

•Japan: Spaceport in Oita, which will be established in collaboration with Space Port Japan Association and ANA Japan; and

•Brazil: Spaceport at Alcantara Space Center, which will be established with the support of Brazilian Space Agency & Brazil’s Air Force.

Outside of Spaceports, we provide dedicated launch services for space agencies. To-date, we have established a track record of successful launches for NASA and intend to expand to other national civil space agencies. In particular, we intend to work with governments that have space agencies but lack their own infrastructure for domestic space launch. We have also established relationships, deployed satellites, and have on-going contracts with numerous customers in the national security and defense sector, including the Space Force, the U.S. Air Force, the National Reconnaissance Office (“NRO”) and the MDA. Our current customer pipeline includes parties that have signed binding Launch Service Agreements (“LSAs”) or nonbinding MOUs and LOIs, or with whom there are proposals and contracts under negotiation with an internally calculated high probability of win (“Pwin”) rate. This pipeline has significant diversity, with over 100 unique customers identified. We are not dependent on any major customer or customers given our current diverse customer pipeline.

Sales & Marketing

We sell our commercial and civil, and national security and defense launch services through a high-quality business development team with deep connectivity across the orbital launch customer base. We market our services through two distinct organizations, one devoted to commercial and civil applications, and one devoted to U.S. Government applications. We believe this distinction is advantageous as it provides the necessary safeguards to handle classified information and to deliver against sensitive governmental mission briefs.

We boast a global organization for commercial and civil applications, focusing on non-national security customers, commercial customers, as well as civil agencies both in the United States and internationally, such as NASA, the U.K. Space Agency, and the Space Port Japan Association.

Our organization for U.S. Government applications is based entirely in the United States, focusing exclusively on U.S. Government customers such as the DoD, Air Force, Space Force, and the MDA, as well as other national security-focused U.S. Government agencies.

These business development teams work closely with our broader corporate organization, in particular our engineers and flight technicians, to develop and deliver optimal solutions for our customers. The team benefits from a depth of experience, with many having served in senior leadership positions for government agencies, and leading space and aerospace companies. We believe their prior experience not only benefits the products and services that we offer, but also provides deep connectivity to our customers.

In order to build brand awareness and disseminate information regarding our products and services, we have established a broad marketing effort, including:

•Conferences and industry events at which we participate, sponsor, exhibit and speak;

•Press releases and media engagement;

•Social media postings;

•Merchandising;

•Cooperative marketing efforts with customers; and

•General marketing collateral such as our website, user guides, data sheets, presentations, live streams and videos.

Moreover, we believe we benefit from the strength of the Virgin brand and being part of the wider family of more than 40 Virgin-branded businesses, which employ over 60,000 people in more than 30 countries and span multiple sectors: travel and leisure, health and wellness, music and entertainment, telecoms and media, financial services and space.

Manufacturing, Assembly and Launch Operations

Virgin Orbit’s is headquartered in Long Beach, CA having a combined facility of 195,000 square feet. The main building (Conant) is 151,000 square feet and houses office space and a large manufacturing floor and our second building (McGowen) is 44,000 square feet and houses training, customer experience, offices, payload processing and additional manufacturing space. Since moving in to the Long Beach facilities, we have invested significantly in our production facilities, which will allow us to scale rapidly over the next few years. The vast majority of our design, engineering, manufacturing, integration, assembly and test activities occur in our main building. Our engineering team works directly adjacent to the LauncherOne production and assembly line, which features state-of-the-art manufacturing equipment and custom-built test rigs. Our automated composites fabrication process enables us to build rocket tanks in days versus months. We also have a relationship with DMG MORI that allows us to leverage their advanced manufacturing technology helping reduce cycle time by up to 10 times for key components. Our operations are highly integrated, with over 90% of each rocket built in-house. There are currently four rockets in production and our facility has the tooling, processes and technology to support a production capacity up to 20 rockets annually. The factory is highly scalable with easy expansion of production capabilities through floor space addition and optimization and additional copies of key tooling.

Our McGowen building is located near our headquarters in Long Beach and houses our payload processing facility where our customers’ payloads are encapsulated after spacecraft receipt, inspection and testing are completed. The Virgin Orbit team conducts high-energy testing near the Mojave Air and Space Port in Mojave, California, where there are multiple custom-built test stands for liquid propulsion, composite tank, component, and overall stage testing. Acceptance testing for LauncherOne’s Newton family of engines occurs at our horizontal test stands, and stage tests are performed on vertical test stands.

Supply Chain

Our ability to manufacture and operate our rockets is dependent upon sufficient availability of raw materials and supplied components, including RP-1 (which is our rocket fuel) and hydrogen, helium, liquid oxygen and nitrogen, which are the gases used in our rockets.

We obtain raw materials and components from reputable and reliable suppliers, following established internal quality control processes to source suppliers, considering quality, cost, delivery and lead-time. We have a quality management team that is responsible for managing and ensuring that supplied raw materials and components meet all necessary quality standards. While we largely source raw materials and components from multiple sources, in some cases raw materials and components are sourced from a limited number of suppliers. In these situations, as we endeavor to diversify our supply chain, we manage this risk through using material requirements planning, including material forecasting and planning, safety stock, and bulk and advance buying with focused efforts on long-lead items.

Competition

Our main competitors fall into four categories:

•Established air-launch providers, with proof of delivering payloads into orbit, of which there is one known operational competitor, Northrop Grumman;

•Established vertical ground launch providers, with proof of delivering payloads into orbit, including SpaceX, United Launch Alliance, International Launch Services (ILS) and Rocket Lab, as well as foreign space agencies such as Arianespace, Roscosmos (GK Launch Services), ISC Kosmotras, the Indian Space Research Organisation’s PSLV, Japan’s H-2 and H-3 and the European Space Agency’s Vega;

•Companies that are reported to have plans to provide launch vehicles that are capable of regularly delivering payloads into orbit, but that have not deployed an operational payload or launched successfully, including Astra Space, Inc., ABL, Relativity Space, Firefly Aerospace, Southern Launch and LandSpace; and

•Space solutions providers offering combined IoT and EO services, as well as a range of on-orbit services, such as BlackSky, Spire, Planet Labs, StarLink, OneWeb and China Spacesat.

We believe that our ability to compete successfully as a commercial provider of satellite launch services does and will depend on a number of factors, including:

•Flight track record, reliability and simplicity of launches;

•Launch technical performance;

•Responsiveness and ability to launch on demand;

•Environmental responsibility and reusability of the system;

•Ability to quickly grow market share and scale;

•Customer experience; and

•Price competitiveness and advantage.

We believe that we compete favorably on the basis of these factors.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of our proprietary information through non-disclosure agreements with our supplier and business partners. Unpatented research, development and engineering skills make an important contribution to our business, and we will pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

Trademark License Agreement

Under a Trade Mark License Agreement (the “TMLA”) between Virgin Orbit and Virgin Enterprises Limited (“VEL”), Virgin Orbit possesses certain exclusive and non-exclusive rights to use the name and brand “Virgin Orbit” and the Virgin signature logo. Our rights under the trademark license are subject to certain reserved rights and pre-existing licenses granted by VEL to third parties. In addition, for the term of the TMLA, to the extent the Virgin Group does not otherwise have a right to place a director on the Board, such as the right of Virgin Investments Limited (“VIL”) to designate directors to the Board under the Stockholders’ Agreement, under the TMLA, we have agreed to provide VEL with the right to appoint one director to the Board (provided the designee is qualified to serve on the Board under all applicable corporate governance policies and regulatory and Nasdaq requirements).

Unless terminated earlier, the TMLA has an initial term of 10 years from December 29, 2021, subject to up to two additional 10-year renewals at VEL’s option. The TMLA may be terminated by VEL upon the occurrence of a number of specified events, including if:

•we commit a material breach of our obligations under the TMLA (subject to a cure period, if applicable);

•our use of the Virgin brand or our conduct has been or is likely to be damaging to the Virgin brand;

•we use the brand name “Virgin Orbit” outside of the scope of the activities licensed under the TMLA without VEL’s prior written consent;

•we become insolvent;

•we undergo a change of control;

•we fail to make use of the “Virgin Orbit” brand to conduct our business;

•we challenge the validity of, or entitlement of VEL to use or license, the “Virgin” brand;

•if we fail to undertake any satellite launch services for paying customers for a specified period (other than in connection with addressing a launch failure);

•any catastrophic failure or accident occurs involving any of our rockets, air-borne vehicles or launch systems that leads to death; or

•our operation of our rockets, air-borne vehicles or launch systems gives rise to any material safety issues.

Upon any termination or expiration of the TMLA, we will (unless otherwise agreed with VEL) have 20 business days to exhaust, return or destroy any products or other materials bearing the licensed trademarks, and to change our corporate name to a name that does not include any of the licensed trademarks, including the Virgin name.

Pursuant to the terms of the TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of (a) a low single-digit percentage of our and our subsidiaries’ gross sales and (b)(i) for each of the first four quarters after our commercial launch, a mid-six figure amount in dollars; (ii) for each of the next four quarters (i.e the fifth through eighth quarter after our commercial launch), a high-six figure amount in dollars; (iii) for each of the next four quarters (i.e. the ninth through twelfth quarter after our commercial launch), a low-seven figure amount in dollars; and (iv) thereafter, for each subsequent quarter, a slightly higher low-seven figure amount in dollars, which will increase in correlation with the consumer price index on each anniversary of our commercial launch, beginning with the fourth anniversary. In relation to certain sponsorship opportunities, a higher, low-double-digit percentage royalty on related gross sales applies.

The TMLA also contains, among other things, customary indemnification provisions in favor of VEL, representations and warranties made by us, information rights of VEL and restrictions on our and our affiliates’ ability to apply for or obtain registration for any intellectual property similar to that licensed to us pursuant to the TMLA. Furthermore, VEL is generally responsible for the protection, maintenance and enforcement of the licensed intellectual property, including the Virgin brand.

All Virgin and Virgin-related trademarks are owned by VEL and our use of such trademarks will be subject to the terms of the TMLA, including our adherence to VEL’s quality control guidelines and granting VEL customary audit rights over our use of the licensed intellectual property.

Human Capital Management

Our employees are critical to our success. As of March 1, 2022, we had 660 employees and 23 contractors. Prior to joining our company, many of our employees had prior experience working for a wide variety of reputed research, commercial and military aerospace and non-aerospace organizations. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be good. Our employees are not subject to collective bargaining agreements.

We are driven by our mission to open Space for Everyone from Everywhere. We are delivering Virgin’s legendary customer experience by combining advanced technology and a passionately talented team, with a proven ability to create new ideas, new approaches and new capabilities.

Our culture is based on our values and brought to life through our competencies, driving employees to stay curious, confident and humble, to communicate with honesty and kindness, and to stay focused on and dedicated to our mission. We are passionate about equity, diversity and inclusion, giving all employees a voice through annual engagement surveys and an open door policy, and supporting Employee Resource Groups focusing on gender, race & ethnicity, gender identity, sexual orientation, veteran status, family & parental status and more.

We strive to attract and retain top talent within and outside of our industry, offering a compelling total compensation program, top of market benefits package, paid time off, and perquisites found only within the Virgin family of companies. We are focused on developing our talent through experiences, programs, technical training and mentoring. We are a team that strives to continually learn, execute and have fun along the way.

Governmental Regulation

Federal Aviation Administration

The regulations, policies and guidance issued by the FAA apply to the use and operation of the LauncherOne system. Once a notification of intent to launch is transmitted to FAA, the FAA’s commercial space transportation requirements apply. Operators of launch vehicles are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s insurance requirements for third-party liability and government property. While Cosmic Girl is currently registered with the FAA, in the event of a change in ownership, the FAA license will be updated with current information. In that instance, once any such new vehicle registration applications are filed, the applications will serve as registrations until the FAA issues the new vehicle registrations, which will allow operations to continue during that period.

When not operating in a launch mode (Cosmic Girl and a fully-loaded LauncherOne), Cosmic Girl is regulated under an Experimental Airworthiness Certificate by the FAA. The FAA is responsible for the regulation and oversight of matters relating to experimental aircraft, the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA aircraft certification and maintenance, and other matters affecting air safety and operations.

Failure to comply with the FAA’s aviation or space transportation regulations may result in civil penalties or private lawsuits, or the suspension or revocation of licenses or permits, which would prevent operating the LauncherOne system.

Informed Consent and Waiver

Commercial spaceflight operations and any third-party claims that arise from operation of spaceflights are subject to federal laws governing informed consents and waivers of claims.

Our launch system utilizes pilots and launch engineers on Cosmic Girl during a launch operation. Per federal regulation 14 CFR §460.9, Virgin Orbit is required to have all flight crew members (pilots and launch engineers) sign an informed consent stating that “The United States Government has not certified the launch vehicle and any reentry vehicle as safe for carrying flight crew or space flight participants.” Virgin Orbit holds these consent forms and transmits them to FAA-AST.

Per federal regulation 14 CFR §440 Appendix B, Virgin Orbit is also required to obtain a Waiver of Claims from the payload provider and U.S. Government. This form will waive and release claims between Virgin Orbit, the payload provider, and the U.S. Government. All operators with an FAA-license for commercial launches and reentries are covered by this federal indemnification and are required to carry insurance in amounts up to the maximum probable loss level likely to occur in an accident subject to a cap. In the instance of a catastrophic loss, U.S. law provides that the federal government will pay up to $3.0 billion to indemnify the operator above the levels covered by insurance.

International Traffic in Arms Regulations and Export Controls

Our launch services business is subject to, and we must comply with, stringent U.S. import and export control laws, including the International Traffic in Arms Regulations (the “ITAR”) and the Export Administration Regulations (the “EAR”). The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.

The U.S. Government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. Government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime with respect to the spaceflight business.

Many different types of internal controls and efforts are required to ensure compliance with such export control rules. In particular, we are required to maintain a registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software and technology; and obtain licenses or other forms of U.S. Government authorizations to engage in activities, including the performance of services for foreign persons, related to and that support our launch services business. The authorization requirements include the need to get permission to release controlled technology to foreign person employees and other foreign persons. The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully or to operate our launch services business as planned. Any changes in the export control regulations or U.S. Government licensing policy, such as that necessary to implement U.S. Government commitments to multilateral control regimes, may restrict our operations.

Failures by us to comply with export control laws and regulations could result in civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. Government.

Corporate Information and Development

We were initially formed on January 11, 2021 as a Cayman Islands exempted company (“NextGen”) and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. From the time of our formation to the time of the consummation of the Business Combination, our name was “NextGen Acquisition Corp. II.”

On August 22, 2021, we entered into a merger agreement (the “Merger Agreement”) with Pulsar Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of NextGen (“Merger Sub”), and Vieco USA, Inc. (“Vieco USA”). On December 29, 2021, as contemplated by the Merger Agreement and following approval by our shareholders at an extraordinary general meeting held December 28, 2021:

•we filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which NextGen was domesticated and continues as a Delaware corporation, changing its name to “Virgin Orbit Holdings, Inc.” (the “Domestication”);

•all outstanding shares of Vieco USA common stock as of immediately prior to the effective time of the Merger, and, together with shares of Vieco USA common stock reserved in respect of options to purchase shares of Vieco USA common stock (the “Vieco USA Options”) outstanding as of immediately prior to the Closing (exclusive of any Vieco USA Options that have an exercise price per share that is equal to or greater than the per share merger consideration of $12.50, which were cancelled without consideration) that were converted into awards based on our common stock, were cancelled in exchange for the right to receive, or the reservation of, an aggregate of 310,000,000 shares of common stock (at a deemed value of $10.00 per share), which, in the case of Vieco USA Options, were shares underlying awards based on common stock, representing a fully-diluted pre-transaction equity value of Vieco USA of $3.1 billion; and

•Merger Sub was merged with and into Vieco USA, with Vieco USA surviving the merger as our wholly owned subsidiary (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

In connection with the Business Combination:

•each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of NextGen (“Class A ordinary shares”) converted automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Virgin Orbit (the “common stock”);

•each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of NextGen (“Class B ordinary shares”) converted automatically, on a one-for-one basis, into a share of common stock;

•each then issued and outstanding warrant of NextGen converted automatically into a warrant to acquire one share of common stock, pursuant to the Warrant Agreement, dated as of March 22, 2021, between NextGen and Continental Stock Transfer & Trust Company (the “Warrant Agreement”); and

•each of the then issued and outstanding units of NextGen that had not been previously separated into the underlying Class A ordinary share and underlying warrant upon the request of the holder thereof (the “units”) were cancelled and entitled the holder thereof to one share of common stock and one-fifth of one warrant. No fractional warrants were issued upon separation of the units.

Available Information

Our website address is www.virginorbit.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our website as a distribution channel of material information about us. Financial and other important information regarding the Company is routinely posted on and accessible through the Investor Information sections of website at www.investors.virginorbit.com.

The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
In addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
Risks Related to Our Business and Industry

We will require additional financing to expand our operations and grow our business, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our research and development, operations or commercialization efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Since inception, our operations have consumed substantial amounts of cash, which was funded primarily through cash flows financed by Vieco 10 (our previous corporate parent) until December 29, 2021, the date on which Virgin Orbit consummated the transaction that resulted in its business becoming a public company (the “Closing”). Our net losses were $157.3 million and $121.7 million for the years ended December 31, 2021 and 2020, respectively. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. While we have generated limited revenue from our initial launches, we only began commercial launch operations in 2021, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase our profitability. Our ability to generate profit will depend on our ability to grow our operations and drive operational efficiencies in our business to generate better margins. We expect our operating expenses to increase over the next several years as we increase the number of our launches each year, continue to attempt to streamline our manufacturing process, hire additional employees, increase marketing efforts, expand our sales resources, expand our commercial and civil operations, national security and defense services, including franchise spaceports and dedicated aircraft for military use, and space solutions and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Our future growth and operating performance may fail to meet investor or analyst expectations, or we may have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations. In addition, other unanticipated costs may arise.

Additional factors may further accelerate our need for additional financing, including if our revenues are lower than expected, or if our costs and expenses on a go-forward basis are higher than expected; furthermore, our operating plan may change as a result of many factors, including those currently unknown to us, and we may need to seek additional funds sooner than planned, in each case, through public or private equity, debt financings or other sources. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.

Additional funding may not be available to us on acceptable terms, or at all, and any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop, enhance or operate our launch services, improve our operating infrastructure, acquire complementary businesses and technologies, or develop and expand marketing and sales resources or engage in commercialization efforts. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. If adequate funds are not available on a timely or reasonable basis, we may be required to delay, limit, reduce or terminate our research and development, operations or commercialization efforts. We could be forced to sell or dispose of certain of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operations and prospects, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.
The success of our business will be highly dependent on our ability to effectively market and sell our launch services for small LEO satellites, our national security and defense services and space solutions, and to convert contracted revenues and our pipeline of potential contracts into actual revenues.
We have generated only limited revenue from launching payloads, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell our launch services for small LEO satellites. We expect that our success will also be highly dependent on our ability to effectively market and sell our launch services in connection with national security and defense services, such as missile defense targets and hypersonic applications, and space solutions, including IoT solutions. We have limited experience in marketing and selling such services and applications, and if we are unable to utilize our current or future sales organization effectively in order to adequately target and engage our potential customers, our business may be adversely affected. We also expect to expand our marketing services as part of our expansion in the near future. There can be no assurance that our investment in this regard will be successful or result in revenue growth.
We also expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. We have received interest from a wide range of customers across various satellite applications or use cases, both in the public and private sectors. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because a majority of our customers have the right to terminate their launch service agreements if our launches are delayed beyond a specified period or if we do not achieve certain milestones. We may experience delays or we may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. Additionally, if we are unable to keep up with the demand for our launch services from a production and delivery perspective, we may not be in a position to deliver on our contracted revenues or our pipeline of potential contracts. Customers may also experience defaults or bankruptcies, which may impact our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. For example, for the year ended December 31, 2020, our revenues were impacted by the bankruptcy of our largest commercial customer. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Results of Operations.”
We remain in active discussions with potential customers and anticipate an increase in contracted revenue as the small satellite and satellite constellation markets and demand for national security and defense services and space solutions, such as IoT services, continue to develop. Our success depends, in part, on our ability to attract new customers and retain existing customers in a cost-effective manner. Notwithstanding our estimated contracted revenue, we expect that we will need to make significant investments in order to attract new customers. Our sales growth is dependent upon our ability to implement strategic initiatives, and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new customers at the same rate as past campaigns or brand content.
We may be unable to attract new customers or our number of customers may decline materially or fluctuate as a result of many factors, including, among other things:
•dissatisfaction with the quality of, or pricing of, our launch services or with changes we make to our launch services;
•competition in the launch services industry;
•negative publicity related to our brand;
•lack of market acceptance of our business model, particularly in new geographies where we seek to expand such as the United Kingdom, Brazil and Japan;
•changes to government defense spending levels; or
•the unpredictable nature of the impact of the COVID-19 pandemic and its variants or a future outbreak of disease or similar public health concern.
In addition, if we are unable to provide high-quality support to customers or help resolve issues in a timely and acceptable manner, our ability to attract and retain customers could be adversely affected. If we are unable to attract new customers or retain existing customers for any of these reasons among others, our business, financial condition and results of operations will be harmed.
The market for launch services for small LEO satellites and space solutions is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
The market for launch services for small LEO satellites and space solutions, such as IoT services, is not yet well established and is still emerging. Our estimates for the total addressable launch market and satellite market are based on a number of internal and third-party estimates, including our contracted revenue, the number of potential customers who have expressed interest in our services, assumed prices and production costs for our rockets, assumed launch cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our services, as well as the expected growth rate for the total addressable market for our services, may prove to be incorrect.

Our ability to grow our business depends on the successful operation and performance of our launch systems and related technology and our ability to introduce new enhancements or services in a timely manner, which are subject to many uncertainties, some of which are beyond our control.
Our current forecasts depend on our ability to make further enhancements to our rockets design and specifications, including our ability to make further cost reductions and increases to the efficiency of our rockets, for example, through increases in rocket payload capacity. If we do not complete these enhancements in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful enhancement of our launch systems and development of related technology involves many uncertainties, some of which are beyond our control, including:
•timing of finalizing launch systems enhancements;
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;
•performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters and hazardous materials;
•performance of a limited number of suppliers for certain raw materials and supplied components;
•performance of our third-party contractors that support our research and development activities;
•our ability to maintain rights from third parties for intellectual properties critical to our research and development activities;
•our ability to maintain sufficient financing to fund our planned operations and capital expenditures;
•our ability to continue funding and maintain our current research and development activities; and
•the impact of the COVID-19 pandemic and its variants on us, our customers, suppliers and distributors, and the global economy.
Furthermore, the development of space solutions will require leveraging our existing launch capabilities and our track record as a systems integrator to offer smart mobility and smart logistics services and data analytics. If we are unable to introduce these new enhancements, services or leverage our capabilities in a timely and cost-effective manner, our sales, profitability and our ability to grow our business could be adversely impacted.
We may not be able to convert our contracted revenue or potential contracts into actual revenue.

We expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because a majority of our customers has the right to terminate their launch service agreements if we do not achieve certain milestones, such as the timely completion of project reviews, or other termination rights stemming from launch delays. We may experience delays or we may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. We remain in active discussions with potential customers and anticipate an increase in contracted revenue as the markets for small satellite launch, satellite constellations, national security and defense services and space solutions continue to develop. We expect that following the successful delivery of customer payloads on our first several commercial launches, our existing and new customers will continue to use us on the further rollout of their satellite constellations and we will attract customers for national security and defense services and space solutions.
Some of our existing launch service agreements include provisions allowing the customers to terminate the contracts for convenience, with a termination penalty for at least the amounts already paid, or to terminate the contracts for cause (for example, if we do not achieve certain milestones on a timely basis). If any of our significant launch service agreements is terminated and not replaced, our results of operations may differ materially and adversely from those anticipated. In addition, our contracts with government customers often contain provisions with additional rights and remedies favorable to such customers that are not typically found in commercial contracts. As a result, we may not receive some revenue from these orders, and any contracted revenue we report may not be indicative of our future actual revenue.
Many events may cause a delay in our ability to fulfil our existing or future orders, or cause planned launches not to be completed at all, some of which may be out of our control, including unexpected weather patterns, maintenance issues, technical issues, natural disasters, changes in governmental regulations or in the status of our regulatory approvals or applications or other events that force us to cancel or reschedule launches, which could have a material adverse effect on our business, financial condition and results of operations.
We routinely conduct hazardous operations when testing and launching our rockets, which could result in damage to property or persons. Unsatisfactory performance or failure of our rockets and related technology at launch or during operations could reduce customer confidence and have a material adverse effect on our business, financial condition and results of operations.
We manufacture and operate highly sophisticated launch systems that depend on complex technology. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our launch systems meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, pilot error, cyber-attacks or other intentional acts, that could result in potential safety risks. Any actual or perceived safety issues may result in significant reputational harm to our businesses, including the loss of customer confidence in our business, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise.

Such issues with our launch systems could result in delaying or cancelling planned launches, increased regulation or other systemic consequences. In particular, given the importance of Cosmic Girl for our launch operations, if an anomaly or defect were to be detected in Cosmic Girl, which would delay use of the aircraft, we would not be able to provide launch services for a significant amount of time. Likewise, damage to or unexpected and prolonged maintenance of Cosmic Girl would impact our launch cadence until repair, replacement or maintenance is completed.
Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical failures, or damages to customer payloads could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, or if we are unable to manufacture our rockets at a quantity and quality that our customers demand, our ability to grow our business may suffer.
The success of our business depends in part on effectively managing and maintaining our launch services, manufacturing additional rockets and satellites, conducting a sufficient number of launches to meet customer demand and providing customers with an experience that meets or exceeds their expectations. Even if we succeed in developing rockets consistent with our targeted timeline, we could thereafter fail to develop the ability to produce these rockets at quantity with a quality management system that ensures that each unit performs as required or could fail to anticipate and respond in a timely and cost-effective manner to changes in market preferences. Any delay in our ability to produce rockets at our expected rate of production and with a reliable quality management system could have a material adverse effect on our business, financial condition and results of operations. Any event or circumstance resulting in reduced market acceptance of our launch services could reduce our sales. Unanticipated shifts in market preferences may also result in excess inventory and underutilized manufacturing capacity. For example, a market shift away from IoT services could result in significantly less space solutions demand and therefore reduced demand for our launch services.
In addition, if our current or future launch services do not meet expected performance or quality standards, this could cause operational delays. Further, launch operations within restricted airspace require advance scheduling and coordination with government agencies, range owners and other users, and any high priority national defense assets will have priority in the use of these resources, which may impact our cadence of our launch operations or could result in cancellations or rescheduling. Any operational or manufacturing delays or other unplanned changes to our ability to conduct our launches could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our business development, research and development, customer and commercial strategy, products and services, supply chain, and manufacturing functions. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and manufacture our rockets as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support with regard to national security, defense services and space solutions, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our rockets and other equipment. Further, as we continue to grow our revenue from expansion of our portfolio and further our commercialization, we expect that our costs will increase. For example, increases in costs will include the quarterly royalty expenses that will ramp-up under the TMLA.
Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, finding manufacturing capacity to produce our rockets and other equipment, and delays in production and launches or deployment of national security and defense services and space solutions. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our presence around the globe, we expect to incur substantial expenses as we continue to attempt to streamline our manufacturing process, increase our launch cadence, hire more employees, and continue research and development efforts relating to new products and technologies and expand internationally. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.
Our prospects and operations may be adversely affected by changes in market preferences and economic conditions that affect demand for our launch services.
Because our business is currently concentrated on launching small LEO satellites, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, energy and fuel prices, recession and fears of recession, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism and outbreak of viruses or widespread illness. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for launch and satellite services. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased market confidence, decreased interest in space solutions, decreased discretionary spending and reduced customer or governmental demand for LEO launch vehicles and satellites, which could have a material adverse effect on our business, financial condition and results of operations.
Adverse publicity stemming from any incident involving us or our competitors could have a material adverse effect on our business, financial condition and results of operations.
We are at risk of adverse publicity stemming from any public incident involving our company, our people or our brand. If our rockets or payloads or those of one of our competitors were to be involved in a public incident, accident or catastrophe, this could create an adverse public perception of satellite launch or manufacturing activities and result in decreased customer demand for launch and satellite services, which could cause a material adverse effect on our business, financial conditions and results of operations. Further, if our rockets or other equipment were to be involved in a public incident, accident or catastrophe, we could be exposed to significant reputational harm or potential legal liability. Any reputational harm to our business could cause customers with existing contracts with us to cancel their contracts and could significantly impact our ability to make future sales. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident or catastrophe. In the event that our insurance is inapplicable or not adequate, we may be forced to bear substantial losses from an incident or accident.
Due to the unique structure of our launch operations, there is the possibility that an accident or catastrophe could lead to the loss of human life or a medical emergency.
We rely on human involvement to conduct our launch operations and undertake regular maintenance of our rockets, elements of which involve hazardous operations. In our test and launch operations, our technicians must approach the rocket to connect and disconnect hoses and pipes through which the propellant, RP-1 fuel and liquid oxygen, flows into the rocket. In addition, during launch and any flight test with a fully loaded rocket, two pilots and two launch engineers are on board Cosmic Girl. While we believe that the design and operation of our systems and the safety procedures we follow enable us to manage and limit the risk of an accidental combustion of the propellant or any other catastrophe related to the launch operations, including the operation of Cosmic Girl, these processes involve hazardous operations which may result in the loss of human life or a medical emergency for our technicians, pilots and launch engineers.
Increased congestion from the proliferation of LEO constellations could materially increase the risk of potential collisions with space debris and limit or impair the growth of the small LEO satellite market.
Recent years have seen increases in the number of satellites deployed to low earth orbits, and publicly announced plans call for many thousands of additional satellite deployments over the next decade. The proliferation of these LEO constellations could materially increase the risks of potential collisions with space debris and limit or impair the growth of the small LEO satellite market, as potential customers may be less inclined to use our launch services to deliver payloads into low earth orbits.
Certain future operational facilities may require significant expenditures in capital improvements and operating expenses to develop and foster basic levels of service needed by our launch operations, and the ongoing need to maintain existing operational facilities requires us to expend capital.
Increasing the manufacturing rate of our rockets, including the production rate of our rockets, may require significant capital expenditures, and in the future we may be required to make similar expenditures to expand, improve or construct additional facilities for the manufacture and testing of our rockets. In addition, as our existing facilities in Long Beach, California mature, our business will require capital expenditures for the maintenance, renovation and improvement of these locations to remain competitive. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, we will need to borrow or otherwise obtain funds. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures. If the costs of funding new locations or renovations or enhancements at existing locations exceed budgeted amounts or the time for building or renovation is longer than anticipated, our business, financial condition and results of operations could be materially adversely affected.
We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.
Our ability to manufacture our rockets is dependent upon sufficient availability of raw materials and supplied components, including hydrogen, helium, liquid oxygen and nitrogen which are used in our rockets and RP-1 (which is our rocket fuel), some of which are sourced from a limited number of suppliers. Our reliance on suppliers to secure these raw materials and supplied components exposes us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in the manufacture of our rockets or increased costs.
In addition, we have in the past and may in the future experience delays in manufacturing or operations as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by ITAR, EAR and other restrictions on transfer of sensitive technologies.
Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could have a material adverse effect on our business, financial condition and results of operations.
We and our suppliers rely on complex systems and components, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We and our suppliers rely on complex systems and components for the operation and assembly of our launch systems and services, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. These components may suffer unexpected malfunctions from time to time and may require repairs and spare parts to resume operations, which may not be readily available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in various components, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, they may result in monetary losses, delays, unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, financial condition and results of operations.
If we experience unexpected costs to fulfill a launch service contract in excess of the estimated transaction price, we would have to record an estimated contract loss provision which could adversely affect our financial results.
Our launch service contracts generally consist of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When we determine it is probable that costs to provide the services stipulated by a launch services agreement will exceed the allocated fixed price for each launch, we record a provision for a contract loss. Contract losses are recorded at the contract level and are recognized when known. The provision for contract losses outstanding as of December 31, 2021 was $21.5 million.
Consistent with the accounting of our firm fixed price contracts, we continually review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for our launch service contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Our future results of operations would be adversely affected to the extent we incur unanticipated contract losses on our fixed-price contracts.
We expect to face intense competition in the commercial launch industry and other industries in which we may operate.
We face intense competition in the commercial launch industry. Currently, our primary competitors in the U.S. market for commercial launch of small satellites to LEO are SpaceX and RocketLab. In addition, we are aware of several entities actively engaged in developing commercial launch capabilities for small and medium sized payloads, including Relativity, Astra Space, Inc., ABL, and Firefly, among others. We also face competition from foreign launch companies, such as Arianespace, Vega and launch providers in China and India, as well as potential new competitors in other countries.
Some of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. They may also be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.
We believe our ability to compete successfully as a commercial provider of launch services does and will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, customer confidence in the safety of our offerings, customer satisfaction with the services we offer, and the frequency and availability of our launch services. If we are unable to compete successfully, this could cause a material adverse effect on our business, financial condition and results of operations.
We expect to invest significant resources in developing new offerings and exploring the application of our proprietary technologies for other uses in national security and defense services and space solutions, and those opportunities may never materialize.
While our primary focus for the foreseeable future will be on commercializing launch services, we may invest significant resources in developing new technologies, services, products and offerings related to our national security and defense services and space solutions. Development of some of these new technologies, services, products and offerings, such as those related to our national security and defense services, are tied to existing contractual obligations. However, we may not realize the expected benefits of these investments. Relatedly, we may be subject to competition from our competitors within the launch industry, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Further, under the terms of the TMLA, our ability to operationalize some of the technologies may be dependent upon the consent of VEL. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.

Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities (including, but not limited to, personal injury claims), expenses, regulatory challenges and other risks that we may not be able to anticipate. There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, any such research and development efforts could distract management from current operations, and would divert capital and other resources from our more established offerings and technologies. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies.
We conduct a significant portion of our business pursuant to government contracts, including with the U.S. government, which are subject to unique risks including early termination, audits, investigations, sanctions and penalties.
We derive significant revenue from contracts with NASA and the U.S. government and plan to enter into further contracts with the U.S. and foreign governments in the future. By 2025, we expect a substantial portion of our revenues to be earned pursuant to U.S. and foreign government contracts. Business conducted pursuant to such contracts is subject to extensive procurement regulations, including the Federal Acquisition Regulation, and other unique risks.
These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Funding may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints, changes in U.S. national security strategy and/or priorities or other reasons. Further uncertainty with respect to ongoing programs could also result if the U.S. government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations.
In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•specialized disclosure and accounting requirements unique to government contracts;
•financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

•extraneous technical and quality related audits to obtain insight and oversight;

•public disclosures of certain contract and company information; and
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
Certain contracts with the U.S. government require us to maintain a facility security clearance and be effectively insulated from foreign ownership, control and influence (“FOCI”) under the National Industrial Security Program. While we have not had in the past, and do not expect to have, any difficulties maintaining our facility security clearance, failure to maintain a required FOCI mitigation agreement with the U.S. DoD and to comply with such agreement and applicable U.S. government industrial security regulations (including but not limited to the National Industrial Security Program Operating Manual) could result in invalidation or termination of our facility security clearance, which would mean that we would not be able to enter into future contracts with the U.S. government requiring such clearances, and may result in the loss of our ability to complete certain existing contracts with the U.S. government.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contract laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. The False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could cause a material adverse effect on our business, financial condition and results of operations.
Changes in levels of U.S. government defense spending or overall acquisition priorities could negatively impact our financial position and results of operations.
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs. Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors, such as the evolving nature of national security threats, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills.
The Bipartisan Budget Act of 2019 raised preexisting spending limits on federal discretionary defense and non-defense spending for fiscal years 2020 and 2021 (“FY20” and “FY21,” respectively), reducing budget uncertainty and the risk of sequestration. Although FY20 and FY21 appropriations have been enacted, the timeliness of future appropriations for government departments and agencies remains a recurrent risk. A lapse in appropriations for government departments or agencies would result in a full or partial government shutdown, which could impact our operations. Alternatively, Congress may fund government departments and agencies with one or more “continuing resolutions” rather than full-year appropriations; however, this could restrict the execution of certain program activities and delay new programs or competitions. In addition, long-term uncertainty remains with respect to overall levels of defense spending beyond FY21 and it is likely that the U.S. government discretionary spending levels will continue to be subject to pressure.
In addition, there continues to be uncertainty with respect to future acquisition priorities and program-level appropriations for the DoD and other government agencies (including NASA), including tension between modernization and sustainment investments, within the overall budgetary framework described above. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material adverse effect on our results of operations, financial position and cash flows.
Failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.
If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Our facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any of our third-party providers’ systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any of our third-party providers’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers’ data, the loss, corruption or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause users to cease using our services and could have a material adverse effect on our business, financial condition and results of operations.
In addition, we use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive, and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to acquire and serve our customers, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.
Our networks and those of our third-party service providers may be vulnerable to security risks.
The secure transmission of confidential, classified or export-controlled information in encrypted form over public networks is a critical element of our operations. Our networks, and those of our third-party service providers, including AWS, may be vulnerable to unauthorized access, computer viruses and other security problems, including our inadvertent dissemination of non-public, classified or export-controlled information. Persons who circumvent security measures or gain access to customer information could wrongfully use our or our customers’ information or cause interruptions or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, our reputation could be damaged. If an actual, threatened or perceived breach of our or our third-party service providers’ security were to occur, or if we were to inadvertently release confidential customer or supplier information, the market perception of the effectiveness of our security measures could be harmed. We and/or our third-party service providers may be required to expend significant resources to protect against the threat of any such security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Any security measures implemented by us or our service providers may prove to be inadequate and have an adverse effect on our business, financial condition and operating results.
Cyber-attacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability. Cybersecurity incidents could disrupt our business or result in the loss of critical and confidential or classified information.
Our business may be impacted by disruptions to our own or third-party information technology (“IT”) infrastructure, which could result from (among other causes) cyber-attacks on or failures of such infrastructure or compromises to its physical security, as well as from damaging weather or other acts of nature. Cyber-based risks, in particular, are evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of third parties (both on premises and in the cloud) attempting to gain unauthorized access to our confidential or other proprietary information, classified or export-controlled information, or information relating to our employees, customers and other third parties. Cyber-based risks could also include attacks targeting the security, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our rockets and systems. Such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential or otherwise protected information, and corrupt our data or that of third parties.
The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries, including nation states, which target us and other defense contractors. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cyber-attacks. However, our current measures are limited, and it is possible that intrusions or potential vulnerabilities could go undetected for an extended period or that the measures we have taken or will take are inadequate to protect against, or adequately respond to or mitigate, the effects of such cyber-attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations, the compromise of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation, any of which could have a material adverse effect on our business, competitive position, financial condition and results of operations. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.
Due to our remote workforce, we may face increased business continuity and cyber risks that could significantly harm our business and operations.
The COVID-19 pandemic has caused us to modify our business practices by migrating a majority of our employees to a primarily remote setup where they access our servers remotely through home or other networks to perform their job responsibilities. While some of our operations can be performed remotely and are operating effectively at present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely because our team is dispersed, many employees and contractors may have additional personal needs to attend to (such as looking after children as a result of school closures or a family member who becomes sick), employees may become sick themselves and be unable to work, and any unavailability of or unreliable home Internet may affect work continuity and efficiency. As COVID-19 conditions improve and restrictions are lifted, similar uncertainties exist with the return to work process, particularly in light of the spread of COVID-19 variants.
Additionally, while we put in place additional safeguards to protect data security and privacy, a remote workforce places additional pressure on our user infrastructure and third parties that are not easily mitigated, including additional dependencies on third-party communication tools, such as instant messaging and online meeting platforms.
We are highly dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including engineers, manufacturing and quality assurance, design, finance, marketing, sales and support personnel. Our senior management team has extensive experience in the aerospace industry, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations.
Competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. As we expand our business, our estimates of the required team size to support our estimated launch rates may require increases in staffing levels that may require significant capital expenditure. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. Additionally, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.
Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.
We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our primary facilities, which could have a material adverse effect on our business, financial condition and results of operations.
Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties and the facilities of our third-party contractors and suppliers that may be caused by fires, earthquakes, tsunamis and other natural disasters or severe weather, power losses, telecommunications failures, terrorist attacks, disruptive political events, epidemic outbreaks, human errors and similar events. Additionally, our manufacturing and launch operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.
Moreover, while Cosmic Girl anticipates having multiple launch locations around the world from which she can take off, our initial launch operations are currently launched from the Mojave Air and Space Port based in Mojave, California. Likewise, our payload processing is undertaken at our payload processing facility in Long Beach, California. Any significant interruption due to any of the above hazards and operational risks to the manufacturing or operation of our payload processing and space launch systems at one of our primary facilities, including from weather conditions, natural disasters, growth constraints, performance by third-party providers (such as electric, utility or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located, or damage sustained to the runway could result in manufacturing delays or the delay or cancellation of our planned commercial launches and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
For example, severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability of our launches to be carried out as planned, resulting in additional expense to reschedule, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, we may be unable to maintain or increase our launch schedules or fulfill our other contracts.
Moreover, the disaster recovery and business continuity plans we have in place currently may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our commercial launch operations. Our insurance coverage may also be inadequate to cover our liabilities related to such hazards or operational risks. We may also be unable to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Any outbreak of contagious diseases or other adverse public health developments, including with respect to COVID-19 or otherwise, could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include, disruptions or restrictions on the ability of our employees’ and customers’ to travel or our ability to pursue collaborations and other business transactions, travel to customers, and oversee the activities of our third-party manufacturers and suppliers. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers.
In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, placed significant restrictions on travel and many businesses announced extended closures. These travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide. Such restrictions and closures have caused or may cause temporary closures of the facilities of our suppliers, manufacturers and customers. A disruption in the operations of our employees, contractors, suppliers, customers, manufacturers or access to customers would likely impact our operating results. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our operations; however, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, the duration of the outbreak and speed of vaccinations, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our services and impact our operating results.
We have identified two material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are generally required, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K to be filed with the SEC, starting with our annual report for the year ending December 31, 2022. This assessment, pursuant to Section 404(a) of the Sarbanes-Oxley Act, will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, once we are no longer an emerging growth company, pursuant to Section 404(b) of the Sarbanes-Oxley Act, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our common stock.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, that company’s principal executive and principal financial officers, or persons performing similar functions, and influenced by that company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, we identified two material weaknesses in our internal control over financial reporting for which we continue to remediate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The first material weakness is related to the lack of sufficient personnel to execute, review and approve all aspects of the financial statement close and reporting process. This material weakness may not allow for the proper segregation of duties and the ability to close our books and records and report its results, including required disclosures, on a timely basis. The second material weakness arises from the need to augment information technology and application controls in our financial reporting.
We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our remediation efforts include several actions:
•We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal control over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes;
•We are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists, to supplement our internal resources and segregate key functions within our business processes, if appropriate;
•We are designing and implementing IT and application controls in our financially significant systems to address our relative information processing objectives; and
•We are enhancing our system’s role-based access and implementing automated controls to help improve the reliability of our process and reporting.

•Finally, we are designing and implementing additional integration in our financially significant systems to provide the IT processes alongside efforts in business processes, which are supporting our internal control over financial reporting.

However, while we are designing and implementing measures to remediate our existing material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. Our current controls and any new controls that we are developing may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. We can give no assurance that these measures will remediate either of the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Intellectual Property
If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
Our success depends, in part, on our ability to protect and maintain our proprietary intellectual property rights, including certain methodologies, practices, tools, technologies, technical expertise and other proprietary know-how we utilize in designing, developing, implementing and maintaining applications and processes used in our launch systems and related technologies. To date, we have relied primarily on a combination of trade secrets, trademarks and non-disclosure agreements to protect our intellectual property, and intend to continue to rely on these and other means, including patent protection, in the future. Our trademark applications may not be granted, any trademark registrations that may be issued to us may not sufficiently protect our intellectual property, and our intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business.
Further, although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our customers, consultants, suppliers and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and suppliers, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
Additionally, monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition, results of operations and cash flows. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and intellectual property.
The “Virgin” brand is not under our control, and negative publicity related to the Virgin brand name could materially adversely affect our business.
We believe the “Virgin” brand, which is integral to our corporate identity, represents quality, innovation, creativity, fun, a sense of competitive challenge and employee-friendliness. We are licensed to use the “Virgin” brand in our business pursuant to a license granted under the TMLA from VEL, an entity affiliated with the Virgin Group. We expect to rely on the general goodwill of our customers and our pilots and employees towards the Virgin brand as part of our internal corporate culture and external marketing strategy.
We will not own the Virgin brand or any other Virgin-related assets, and we will license the right to use the Virgin brand pursuant to the TMLA. The Virgin brand is also licensed to and used by a number of other companies unrelated to us and in a variety of industries, and the integrity and strength of the Virgin brand will depend in large part on the efforts of the licensor and any other licensees of the Virgin brand and how the brand is used, promoted and protected by them, which will be outside of our control. Consequently, any adverse publicity in relation to the Virgin brand name or its principals, or in relation to another Virgin-branded company over which we have no control or influence, could have a material adverse effect on our business, financial condition and results of operations.
In addition, the license to the Virgin brand granted to us under the TMLA will expire in no later than thirty years under the terms of the agreement and there is no guarantee that we will renew or replace the TMLA on commercially reasonable terms or at all. In addition, there are certain circumstances under which the TMLA may be terminated in its entirety. In addition, VEL may elect not to renew the TMLA at the end of the initial 10-year term or the first 10-year renewal term. Termination or non-renewal of the TMLA would eliminate our rights to use the Virgin brand and may result in our having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose our rights under the TMLA, including our right to use the Virgin brand, which would require us to change our corporate name and undergo other significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.
Protecting and defending against intellectual property claims may have a material adverse effect on our business.
Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned and licensed intellectual property, including the Virgin brand that we license from VEL, a member of the Virgin Group. Under the TMLA, VEL holds the right to take actions to obtain, maintain, enforce and protect the Virgin brand. Should VEL determine not to maintain, enforce or protect the Virgin brand or other licensed intellectual property, we could be materially harmed.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. The results of intellectual property litigation are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs. There is no guarantee that any action to defend, maintain or enforce our owned or licensed intellectual property rights will be successful, and an adverse result in any such proceeding could have a material adverse impact on our business, financial condition, operating results and prospects.
In addition, we may from time to time face allegations that we are infringing, misappropriating or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the validity of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.
Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team and harm our business, our operating results and our reputation.
Risks Related to Legal, Regulatory, Accounting and Tax Matters
If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.
As part of our growth strategy, we plan to leverage our initial U.S. operations to expand internationally. We have publicly announced plans to launch from the United Kingdom, Brazil and Japan. As such, we expect that we will be subject to additional risks related to entering into international business relationships, including:
•restructuring our operations to comply with local regulatory regimes;
•identifying, hiring and training highly skilled personnel;

•unexpected changes in tariffs, trade barriers and regulatory requirements, including ITAR, EAR and Office of Foreign Assets Control (“OFAC”);
•economic weakness, including inflation, in foreign economies and markets;

•the impact of geo-political instability, civil unrest, war and/or events of terrorism, such as the ongoing armed military conflict between Russia and Ukraine, and any related volatility and disruption in the global markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•the need for U.S. government approval to operate our launch systems outside the United States;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;
•government appropriation of assets;
•workforce uncertainty in countries where labor unrest is more common than in the United States; and
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (“ FCPA”), OFAC regulations and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.
Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our launch operations, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, conducting commercial launches in the United States requires licenses and permits from certain agencies of the Department of Transportation, including the Federal Aviation Administration (the “FAA”), and review by other agencies of the U.S. Government, including the DoD, Department of State, NASA, and the Federal Communications Commission (the “FCC”). License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Delays in FAA action allowing us to conduct commercial launches could adversely affect our ability to operate our business and our financial results.
Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs.
Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.

We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.
Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s OFAC. Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm.
Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under the ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our launch business. The authorization requirements include the need to get permission to release controlled technology to foreign persons. Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-corruption and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-parties who act on the company’s behalf from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We maintain policies and procedures designed to promote compliance with the anti-corruption laws. However, we cannot provide assurance that our internal controls will always prevent and detect noncompliance, and we can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other third parties who act on our behalf, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
We are subject to environmental regulation and may incur substantial costs.
We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, greenhouse gases and the management of hazardous substances, oils and waste materials. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. Under federal and many state laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures. In addition, we could incur costs to comply with such current or future laws and regulations, the violation of which could lead to substantial fines and penalties.
We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties or at third-party sites where we have sent hazardous substances for disposal without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred. Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect our operations, operating costs, or competitive position.
Environmental, social and governance matters may impact our business and reputation.
Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.
A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.
ESG goals and values are embedded in our core mission and vision, and we actively take into consideration their expected impact on the sustainability of our business over time and the potential impact of our business on society and the environment, including offsetting or reducing carbon emissions and sound pollution from launches. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance.
Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.
Changes in tax laws or regulations may increase tax uncertainty and adversely affect results of our operations and our effective tax rate.
We will be subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax laws and tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by various tax jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations.

Additional Risks Related to Ownership of Our Securities and Operating as a Public Company
The price of our common stock and warrants may be volatile.
The price of our common stock, as well as our warrants, may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of its competitors in general;

•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, its other public announcements and its filings with the SEC;
•actions by stockholders, including the sale by them of any of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock and Warrants regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors (the “Board”) and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the Stockholders’ Agreement and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover our common stock downgrade their rating or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If few analysts cover us, the demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on it regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
We may issue shares of preferred stock or additional shares of common stock, which would dilute the interest of our stockholders and could cause the price of our common stock to decline.

Our certificate of incorporation authorizes us to issue up to 2,000,000,000 shares of common stock and up to 25,000,000 shares of preferred stock.

As of December 31, 2021, there were 33,491,991 shares of common stock reserved for issuance pursuant to our 2021 Incentive Award Plan and 6,698,398 shares of common stock reserved for issuance pursuant to our 2021 Employee Stock Purchase Plan (in each case, excluding any automatic annual increases contemplated by such plans), 10,704,645 shares of common stock issuable upon exercise of outstanding options pursuant to the Amended and Restated 2017 Incentive Stock Plan, and 14,919,818 shares of common stock reserved for issuance pursuant to outstanding warrants. The issuance of these shares will result in dilution to our stockholders. In March 2022, we entered into a Standby Equity Purchase Agreement

(the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the agreement. Because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell to the Investor under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock, it is not possible for us to predict the number of shares of common stock that we will sell to the Investor under the Purchase Agreement

Additionally, to raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions, at prices and in a manner we determine from time to time. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Any such issuance:

•may significantly dilute the equity interest of our then-current stockholders;

•may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred shares are issued with rights senior to those afforded to our common stock; and

•may adversely affect the prevailing market price for our common stock.

It is not possible to predict the actual number of shares, if any, we will sell under the Purchase Agreement to the Investor, or the actual gross proceeds resulting from those sales.

The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to the Investor at our discretion from time to time over an approximately 36-month period commencing on the date of the Purchase Agreement.

We generally have the right to control the timing and amount of any sales of our shares of common stock under the Purchase Agreement. Sales of our common stock, if any, under the Purchase Agreement will depend upon market conditions and other factors. We may ultimately decide to sell all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement.

Because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, if any, it is not possible for us to predict, as of the date of this prospectus and prior to any such sales, the number of shares of common stock that we will sell under the Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Purchase Agreement, if any.

Any issuance and sale by us under the Purchase Agreement of shares of common stock may also cause substantial dilution to our stockholders.

Further, the resale by the Investor of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Following the expiration of the applicable lock-ups agreed to by certain of our stockholders in connection with the Business Combination, those stockholders will not be restricted from selling such shares of our common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of ours in the public market could occur at any time following the expiration, lapse or waiver of such lock-ups. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.
We are also subject to more stringent state law requirements. For example, SB 826 generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By the end of 2021, each public company with principal executive offices in California is required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. AB 979 generally requires public companies with principal executive offices in California to have a minimum number of persons from specified underrepresented communities on the company’s board of directors. By the end of 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community, and by the end of 2022 each such company is required to have at least one director from an underrepresented community if the board consists of four or fewer directors, at least two if the board consists of five to eight directors, and at least three if the board consists of nine or more directors. The laws do not provide a transition period for newly listed companies. While we will continue to seek to comply with both SB 826 and AB 979 as promptly as practicable, the current composition of our Board does not satisfy the requirements of either law. We could be fined by the California Secretary of State, with a $100,000 fine for the first violation of each law and a $300,000 for each subsequent violation of each law, and our reputation may be adversely affected.
These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on its board of directors, its board committees or as executive officers.

VIL is able to control the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Under our Stockholders’ Agreement entered into with Vieco 10, VIL assumed the rights of Vieco 10 and Fifteenth became a Voting Party under the Stockholders’ Agreement, except that Fifteenth has the right to designate one designee for election to the Board for as long as Fifteenth continues to own at least 7.5% of the outstanding shares of our common stock. Pursuant to the terms of the Stockholders’ Agreement, we are required to take all necessary action to cause VIL’s specified designees to be nominated to serve on the Board. For so long as VIL holds a majority of our common stock, it will be able to control the composition of the Board, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:
•any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on the Board, additional or replacement directors;
•any determinations with respect to mergers, business combinations or disposition of assets;
•determination of our management policies;
•our financing policy;
•our compensation and benefit programs and other human resources policy decisions; and
•the payment of dividends on our common stock.

Even if VIL were to control less than a majority of the total outstanding shares of our common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of the total outstanding shares of our common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as VIL continues to beneficially own at least 25% of the shares of our common stock, in addition to any vote or consent of the stockholders or the Board as required by law, we and our subsidiaries must obtain VIL’s prior written consent to engage in:

•a business combination or similar transaction having a fair market value (“FMV”) of $10.0 million or more;
•a non-ordinary course sale of assets or equity interest having a FMV of $10.0 million or more;
•a non-ordinary course acquisition of any business or assets having a FMV of $10.0 million or more;
•an acquisition of equity interests having a FMV of $10.0 million or more;
•approval of any non-ordinary course investment having a FMV of $10.0 million or more, other than any investment expressly contemplated by our annual operating budget then in effect;
•an issuance or sale of any of our or our subsidiaries’ capital stock, other than an issuance of shares of capital stock upon the exercise of options to purchase shares of our capital stock;
•making any dividends or distribution to our stockholders other than redemptions and those made in connection with the cessation of services of employees;
•incurring indebtedness outside of the ordinary course in an amount greater than $25.0 million in a single transaction or $100.0 million in aggregate consolidated indebtedness;
•amendment of the terms of the Stockholders’ Agreement or the Registration Rights Agreement (the “ Registration Rights Agreement”);
•a liquidation or similar transaction;
•transactions with any interested stockholder pursuant to Item 404 of Regulation S-K;
•increasing or decreasing the size of the Board; or
•engaging of any professional advisors for any of the foregoing matters listed above.

Furthermore, for so long as VIL continues to beneficially own at least 10% of the shares of our common stock, in addition to any vote or consent of the stockholders or the Board as required by law, we and our subsidiaries must obtain VIL’s prior written consent to engage in:
•any business combination or similar transaction;
•amendment of the terms of the Stockholders’ Agreement or the Registration Rights Agreement;
•a liquidation or related transaction; or
•an issuance of capital stock in excess of 5% of our or our subsidiaries’ then issued and outstanding shares, other than issuances upon the exercise of options in accordance with their respective terms.

Because the interests of VIL may differ from our interests or the interests of our other stockholders, actions that VIL takes with respect to us may not be favorable to us or our other stockholders.

We are a controlled company within the meaning of the Nasdaq listing standards, and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

VIL and Fifteenth control a majority of the voting power of our common stock. As a result, we are considered a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including those that would otherwise require our Board to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to our Board by the independent members of our Board. For so long as we qualify as a “controlled company,” we may, at our sole discretion, rely on some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

If we cease to be a “controlled company” in the future, we will be required to comply with the Nasdaq listing standards, which may require replacing a number of our directors and will require development of certain other governance-related policies and practices (including adopting written charters for each committee and instituting annual performance evaluations). These and any other actions necessary to achieve compliance with such rules may increase our legal and administrative costs, will make some activities more difficult, time-consuming and costly and may also place additional strain on its personnel, systems and resources.
We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
If we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our organizational documents and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, the organizational documents include provisions regarding:
•providing for a classified board of directors with staggered, three-year terms;
•the ability of the our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•subject to the terms of the Stockholders’ Agreement, the Board will have the exclusive right to expand the size of the Board and to elect directors to fill a vacancy created by the expansion of Board or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on the Board;
•once we no longer qualify as a “controlled company” under the Nasdaq listing standards, our stockholders will not be able to act by written consent, which will force stockholder action to be taken at an annual or special meeting of stockholders;
•our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of the Board to amend the bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•expansive negative consent rights for VIL, which provide that as long as VIL maintains certain ownership thresholds to appoint a director under the Stockholders’ Agreement, the written consent of VIL is required to enter into certain business combinations or related transactions.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.
The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or to our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our Bylaws or our Certificate of Incorporation (as either may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine. The Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriter for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

These provisions may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Our certificate of incorporation limits liability of our non-employee directors, VIL, Fifteenth and the Sponsor and their respective affiliates and representatives’ liability to us for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

Our certificate of incorporation provides that, to the fullest extent permitted by law, and other than corporate opportunities that are expressly presented to one of our directors or officers in his or her capacity as such, our non-employee directors, VIL, Fifteenth. and the Sponsor and their respective affiliates and representatives:

•will not have any fiduciary duty to refrain from (i) engaging in and possessing interests in other business ventures of every type and description, including those engaged in the same or similar business activities or lines of business in which we or any of our subsidiaries now engages or proposes to engage or (ii) competing with us or any of our affiliates, subsidiaries or representatives, on their own account, or in partnership with, or as an employee, officer, director or shareholder of any other Person (other than us or any of our subsidiaries);

• will have no duty to communicate or present such transaction or matter to us or any of our subsidiaries, as the case may be; and

• will not be liable to us or our stockholders or to any of our subsidiaries for beach of any duty (fiduciary, contractual or otherwise) as one of our stockholders or directors by reason of the fact that such Person, directly or indirectly, pursues or acquires such opportunity for itself, herself or himself, directs such opportunity to another Person or does not present such opportunity to us or any of our subsidiaries, affiliates or representatives.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). Redemption of the outstanding warrants as described above could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (subject to limited exceptions) so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

The terms of the warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment.

The warrants are governed by a Warrant Agreement between the Warrant Agent (as defined herein) and Virgin Orbit. The Warrant Agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the warrants and the Warrant Agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the Warrant Agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the Warrant Agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

General Risk Factors

Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Investments in us may be subject to U.S. and non-U.S. foreign investment screening regulations which may impose conditions or limitations on certain investors (including, but not limited to, limits on purchasing our capital stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, forced divestiture, or other measures).

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, among other things expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” The new CFIUS legislation also imposed mandatory filings for certain investment transactions into U.S. businesses with a nexus to critical technologies.

Moreover, other countries continue to strengthen their own foreign direct investment (“FDI”) screening regimes, and investments and transactions outside of the U.S. may be subject to review by non-U.S. FDI regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by CFIUS or another FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FDI regulatory policies and practices are rapidly evolving, and in the event that CFIUS or another FDI regulator reviews one or more proposed or existing investment by investors in us, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS or another FDI regulator may require us to divest some or all of our business operations, impose requirements on the management, control and conduct of our business, or impose limitations or restrictions on, or prohibit, investments by certain investors (including, but not limited to, limits on purchasing our common stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).

In particular, as Closing occurred prior to the commencement of the U.K’s new investment screening regime under the NSIA, no approval was required under the NSIA. However, the U.K. Secretary of State has the power to call in transactions for review (including retrospectively in relation to transactions occurring after November 11, 2020) where he or she reasonably suspects that a transaction has given rise or may give rise to a risk to national security. The U.K. Secretary of State has broad powers to make interim and final orders for the purpose of preventing, remedying or mitigating such a national security risk. Any such orders may adversely affect us and can include a requirement that some or all of the business be divested, as well as impose requirements on the management, control and conduct of the business.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Facilities

We operate primarily at two locations in California (Long Beach and Mojave). All of our facilities are located on land that is leased from third parties. We believe that such facilities meet our current and future anticipated needs.

In Long Beach, we maintain approximately 151,000 square feet of testing and operations facilities at our facility on Conant St, and approximately 44,000 square feet of operations space at our facility on McGowan St. We maintain approximately 44,000 square feet of testing and operations space at the Mojave Air and Space Port in Mojave, California.

The Long Beach campus consists of two main operational buildings under separate lease agreements that collectively house fabrication, assembly, warehouse, office and test operations. The leases on the Long Beach facilities are coterminous, with an option to extend the lease term to 2030. The Mojave campus consists of testing areas, launch operations areas, storage and office space. These facilities are leased pursuant to several agreements, which generally have five-year initial terms coupled with renewal options. The leases are currently in the renewal periods and are set to end in 2025.
Item 3.    Legal Proceedings
We are, from time to time, subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. The outcome of legal matters and litigation, however, is inherently uncertain and therefore if one or more of these legal matters were resolved against us for amounts in excess of our expectations, our results of operations, and financial condition, including in a particular reporting period, could be materially adversely affected.
Item 4. Mine Safety Disclosures

None.
Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the The Nasdaq Stock Market LLC under the symbol “VORB”.

Holders of Record

As of March 29, 2022, there were 438 registered stockholders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report.

Recent Sales of Unregistered Equity Securities

Since inception in 2021, the registrant has not made any sales of unregistered equity securities that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds

On March 25, 2021, NextGen consummated its initial public offering of 35,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $350.0 million. On April 9, 2021, the underwriters partially exercised the over-allotment option and on April 13, 2021, purchased an additional 3,259,457 Units, generating gross proceeds of approximately $32.6 million, and forfeited the remainder of the option.

In connection with the initial public offering and the over-allotment, NextGen incurred offering costs of approximately $21.5 million, inclusive of approximately $13.4 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount was payable upon consummation of the Business Combination) and the initial public offering expenses, $382.6 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants were held in the trust account.

After deducting payments to existing shareholders of $314.8 million in connection with their exercise of redemption rights, the payment of the $13.4 million of deferred underwriting fees and a total of $47.2 million in expenses in connection with the Business Combination paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

Issuer Purchases of Equity Securities

None.
Item 6. [Reserved]

None.

ITEM 7. Management's Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion and analysis provides information that Virgin Orbit’s management believes is relevant to an assessment and understanding of Virgin Orbit’s consolidated results of operations and financial condition. The discussion should be read together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and the related notes that are included elsewhere in this Annual Report . This discussion may contain forward-looking statements based upon Virgin Orbit’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We are a vertically integrated space company that provides customers dedicated and rideshare small satellite launch capabilities. Our philosophy is to operate a mobile launch system that can “launch at any time, from any place, to any orbit.” Our vision is to use space to drive positive and lasting change on Earth, from connecting communities to advancing scientific initiatives; supporting America’s and other nations’ space presence, and helping create the next generation of world-changing space technology.
Since our founding in 2017, we have invested in research and development efforts to develop a unique air-launch system, comprised of Cosmic Girl, a modified Boeing 747 aircraft, and the LauncherOne rocket. Cosmic Girl serves as a reusable mobile launch pad, carrying LauncherOne aloft, and LauncherOne is a two-stage rocket that is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. This mobile system allows us to serve a broad array of applications and end markets, providing customers with a highly differentiated solution to launch satellites relative to other existing small satellite ground launch providers.
We believe there is near- and medium-term acceleration in the growth of the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. Indeed, there are numerous private small-satellite launch companies (focused on carrying less than 1,000 kg to 500 km low Earth orbit), but just four that are able to boast a successful launch to orbit — SpaceX’s dedicated rideshare program, Northrop Grumman, Rocket Lab and Virgin Orbit. As one of the few proven small satellite launch providers, we believe we are well-positioned to benefit from these attractive industry tailwinds. So far, we successfully completed three orbital launches in 2021 and early 2022, each at the beginning of our targeted launch window, which demonstrates the efficacy of our launch system. To date, we have delivered 26 satellites to their desired orbits with high precision.
By utilizing an air-launch system via Cosmic Girl and the LauncherOne rocket, we offer the agility, flexibility and responsiveness that small satellite customers need to achieve their mission objectives. Our launches have delivered satellites to orbit for customers across commercial, civil and national security and defense markets, both domestically and internationally. Leveraging the successes from these launches, we have been able to secure active contracts representing approximately $575.2 million of potential revenue, of which $151.5 million are binding agreements, and $423.7 million are non-binding MOUs and LOIs.

We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California. Leveraging advanced, state-of-the art manufacturing capabilities, including automation and additive manufacturing technologies, we believe we have the necessary infrastructure in-place to meet the medium-term demand for our launch business. Prior to the Business Combination, Virgin Group and Mubadala Investment Company PJSC (“Mubadala”) and its subsidiaries invested approximately $1 billion of capital to found, scale and grow the business.
We have been primarily focused and engaged in designing and developing launch solutions for small satellites since our inception in 2017. We have incurred net losses of $157.3 million and $121.7 million for the years ended December 31, 2021 and 2020, respectively, and expect to incur significant losses in the near term.
Since achieving commercialization in June 2021, we have continued and will continue to make significant investments in capital expenditures to build and expand our production for commercial small satellite launches, hire top-tier leaders and innovators, and continue to invest in research and development.

Key Factors Affecting Performance
We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section of this Annual Report entitled “Item 1A. Risk Factors.”
Customer Demand

Since our first test flight in 2020, a broad range of potential customers, including national security organizations, commercial satellite providers, and civil service providers have shown significant interest in our service. Our commercial customers include satellite and constellation providers such as Arqit Limited (“Arqit”) and SatRevolution. Civil customers mostly fall within our spaceport and launch offerings for civil space agencies with customers including, NASA, Spaceport Cornwall in the United Kingdom, Spaceport Japan at Oita Airport in Japan, and Alcantara Launch Center in Brazil. Outside of spaceports, we also provide dedicated launch services for civil space agencies such as NASA, and we expect to provide such service to other governments which have space agencies but lack the infrastructure for domestic space launches. Some national security and defense customers include the United States Space Force, the U.S. Air Force, NRO and the Missile Defense Agency. Leveraging our three successful orbital launches in 2021 and early 2022, we have been able to secure active contracts representing approximately $575.2 million of potential revenue, including $167.6 million of signed, binding agreements, of which $151.5 million in backlog, and $423.7 million of signed, non-binding memorandums of understanding and letters of intent.
We also believe there is near- and medium-term growth potential in the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. As one of the few proven small satellite launch providers to have successfully reached orbit, we believe we are well-positioned to benefit from these attractive industry tailwinds. Therefore, we plan to leverage our existing launch capabilities and our track record as a systems integrator to provide end-to-end value-added services for IoT and EO applications through the combination of agreements with satellite operators and a satellite constellation we will own and operate. Using a satellite-as-a-service model, we expect to deploy our own satellites beginning in late 2023 to serve government and commercial, both domestically and internationally.
Technology Innovation
We design, build, and test LauncherOne in-house and operate at the forefront of composite structures, liquid rocket engines, ultra-responsive launch systems, ruggedized avionics, optimized flight software, automated flight safety systems, and advanced manufacturing techniques. We believe the synergy of these technologies enables greater responsiveness to the commercial and government small satellite markets. Our unique air-launch system launches satellites into space from a rocket carried beneath the wing of a modified Boeing 747-400, meaning it has greater flexibility, mobility and responsiveness than other satellite launch systems. To continue establishing market share and attracting customers, we plan to continue our substantial investments in research and development for the continued enhancements of LauncherOne and commercialization of future generations of our rockets.
Manufacturing Capacity
As we plan to continue to scale our production of rockets for our small satellite services, we are making significant investments in capital expenditures for building and enhancing our manufacturing capacity and facilities. We expect our capital expenditures to continue to increase for the next several years. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and manufacture rockets, our ability to achieve sales, and customer demand for our rockets at the levels we anticipate. Our headquarters in Long Beach, California has combined facility of 195,000 square feet and is used for design, engineering, manufacturing, integration, assembly, test activities, payload processing and encapsulation. We currently have approximately four rockets in production and our facility has the infrastructure, processes and technology / machinery to support a production capacity of approximately 20 rockets annually.
Global Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. We have taken steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and later temporarily suspended on-site operations for one week at our facilities in Long

Beach, California in late March 2020. Starting late March 2020, approximately two-thirds of our workforce and contractors were able to complete their duties from home. As government authorities had classified our business as part of the nation’s critical infrastructure, the remaining one-third of our workforce was able to resume on-site operations under revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks, undertaking regular and thorough disinfecting of surfaces and tools and regular testing of our employees and contractors for COVID-19 on a regular basis. As of the date of this Annual Report, all of our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. While many restrictions associated with COVID-19 have more recently been relaxed, the longevity and extent of the COVID-19 pandemic remains uncertain, including due to the emergence and impact of the COVID-19 variants. These measures and challenges may continue for the duration of the pandemic and may affect our revenue growth while the pandemic continues. See the section entitled “Risk Factors” for further discussion of the impacts of the COVID-19 pandemic on our business.
Components of Results of Operations
Revenue
Launch services
Small satellite launch operations revenue is recognized for providing customer launch services by placing payloads into orbit. Revenue for each customer payload is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. We began recognizing revenue for launch services in January 2021 from our initial launch with NASA. Our second launch was completed in June 2021, with successful deployments of payloads in each of our core offerings: commercial, civil and defense. So far, we successfully completed three orbital launches in 2021 and early 2022, out of Mojave, California. To date, we have delivered 26 satellites to their desired orbits with high precision. We generated $6.0 million and $0 million during the years ended December 31, 2021 and 2020, respectively, from launch services. We expect a significant portion of our future revenue growth to be derived from further commercialization of our small satellite launch operations and expansion of our portfolio of space offerings.
Engineering services
We also generate revenue by providing engineering services, which primarily relates to research and studies, to our customers. Revenue is recognized as control of the performance obligation is transferred over time to the customer. As of December 31, 2021, we have two engineering services revenue contracts for which we expect to transfer all remaining performance obligations to the customer by the years ending December 31, 2024 and 2022, respectively. We expect that we will continue to earn revenue from engineering services, but that such revenue will represent a smaller portion of our future revenue growth compared to launch services. We generated $1.4 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively, from engineering services.
Bridge ventilators
On April 30, 2020, we secured an Emergency Use Authorization from the U.S. Food and Drug Administration to develop a mass-producible bridge ventilator to aid in the COVID-19 pandemic. We sold 600 ventilators and recognized $1.9 million in revenue related to these units in the fiscal year ended December 31, 2020. We have stopped our ventilator production and sales in 2021.
Cost of Revenue
Cost of revenue relates to launch services, engineering services, and bridge ventilator production and primarily includes costs for materials and human capital, such as payroll and benefits. We expect that we will continue to incur cost of revenue from launch services and engineering services while we have stopped bridge ventilator production in 2021. Since LauncherOne achieved technological feasibility in January 2021, we began capitalizing and subsequently charging to cost of revenue the costs incurred to launch small satellites. Costs associated with launch services include the costs for rocket manufacturing, overhead, and launch. Costs for rocket manufacturing include materials, labor, fuel, payroll and benefits for our launch and flight operations as well as the depreciation of Cosmic Girl, maintenance and depreciation of facilities and equipment and other allocated overhead expenses. As we continue to grow our revenue from further commercialization of our small satellite launch operations and expansion of our portfolio of space offerings, we expect that our cost of revenue will increase. Our increases in cost of revenue will include the quarterly royalty expenses that will ramp-up under the TMLA.
Gross Profit and Gross Margin
Gross profit is calculated as revenue less cost of revenue. Gross margin is the percentage obtained by dividing gross profit by its revenue. Our gross profit and gross margin have varied historically based on the mix of revenue from small satellite launch services, engineering services and bridge ventilator production. Although our gross profit and gross margin may continue to vary by offering as we scale our business, we expect our overall gross profit and gross margin to improve over time.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist of personnel-related expenses related to general corporate functions, primarily including executive management and administration, finance and accounting, legal, business development, and government affairs, as well as certain allocated costs. Personnel-related expenses primarily include salaries and benefits. Allocated costs include costs related to information technology, facilities, human resources and safety. Personnel-related expenses also include allocated sustaining activities relating to launch operations and production processes support, including required launch system maintenance, updates and documentation.
As we continue to grow, we expect that our selling, general and administrative costs will increase. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and professional services.
Research and Development Expense
We conduct research and development activities to develop existing and future technologies that advance our satellite launch and space solution offerings. Research and development activities include basic research, applied research, concept formulation studies, design, development and related test program activities. Costs incurred to develop our LauncherOne rockets primarily include equipment, material, labor and overhead. Costs incurred for performing test flights primarily include labor and fuel expenses for launch and flight operations. Research and development costs also include rent, maintenance, and depreciation of facilities and equipment and other allocated overhead expenses. We plan to continue to make substantial investments in research and development for the continued enhancements of the LauncherOne and the development of a third stage modified LauncherOne for additional services. As LauncherOne achieved technical feasibility in January 2021, we began capitalizing the production costs of our LauncherOne rockets.
Interest Expense
Interest expense relates to our finance lease obligations and outstanding long-term debt due to the Parent Company.

Change in fair value of equity investments
Change in fair value of equity investments consists of the changes in fair value of our equity investments.

Change in fair value of liability classified warrants

Change in fair value of liability classified warrants relates to remeasurement of our liability for public and private placement warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date.

Other Income, net
Other income consists of sources of income that are not related to our primary operations, including interest income and miscellaneous non-operating items, such as income recognized from non-refundable deposits as a result of customer contract terminations, our employee store merchandising and legal settlements.

Income Tax Provision
Our provision for income taxes consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe it is more likely than not that the recoverability of these deferred tax assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of financial results are not necessarily indicative of future results.

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Revenue	$7,385	$3,840	$3,545	92%
Cost of revenue	37,872	3,168	34,704	1095%
Gross profit	(30,487)	672	(31,159)	(4637)%
Selling, general and administrative expenses	92,796	43,003	49,793	116%
Research and development expenses	48,079	137,135	(89,056)	(65)%
Operating loss	(171,362)	(179,466)	8,104	(5)%
Other income (expense):
Change in fair value of equity investments	6,792	—	6,792	100%
Change in fair value of liability classified warrants	3,749	—	3,749	100%
Interest expense, net	(24)	(4,852)	4,828	(100)%
Other income, net	3,560	62,671	(59,111)	(94)%
Total other income (expense), net:	14,077	57,819
Loss before income taxes	(157,285)	(121,647)	(35,638)	29%
Provision for income taxes	6	5	1	20%
Net loss	(157,291)	(121,652)	(35,639)	29%
Revenue

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Revenue	$7,385	$3,840	$3,545	92%
Revenue increased by $3.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the recognition of launch services revenue of $6.0 million from our two launches for the year ended December 31, 2021. We did not generate any revenue from launch services during the year ended December 31, 2020. A $0.8 million increase in revenue from the Royal Air Force pilot training program was offset by a $0.6 million decrease in revenue from engineering services and $1.9 million decrease in revenue from bridge ventilators built to help in the fight against the COVID-19 pandemic during 2020.
Cost of Revenue and Gross Profit

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Revenue	$7,385	$3,840	$3,545	92%
Cost of revenue	37,872	3,168	34,704	1095%
Gross profit	(30,487)	672	(31,159)	(4637)%

Gross margin	(413)%	18%

Cost of revenue increased by $34.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to our two launches in January and June 2021 and the recognition of contract losses of $17.4 million. After the launch in January 2021, we began to capitalize costs associated with the launch services. For the year ended December 31, 2021, we determined inventory related to certain near-term rocket builds was not recoverable and as a result, we recognized an inventory write-down of $4.1 million to its estimated net realizable value. Gross profit decreased by $31.2 million, and gross margin decreased by 431 percentage points for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the shift of revenues from the development of bridge ventilators in 2020 to launch services with the two launches in 2021.
Selling, General and Administrative Expenses

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Selling, general and administrative expenses	$92,796	$43,003	$49,793	116%
Selling, general and administrative expenses increased by $49.8 million, or 116%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the increase in personnel-related expenses of $48.1 million, $0.8 million of facilities, overhead and general corporate expenses, and $0.8 million in professional and legal fees. The increase in personnel-related expenses is primarily related to sustaining the launch and production processes during the year ended December 31, 2021. The sustaining activities relating to launch operations and production processes support, such as required launch system maintenance, updates and documentation, increased upon LauncherOne reaching technological feasibility as a result of the launch in January 2021. The increase in personnel-related expenses also includes a $4.2 million increase in stock-based compensation expense attributed to stock options granted to a former employee.
Research and Development Expenses

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Research and development expenses	$48,079	$137,135	$(89,056)	(65)%
Research and development expenses decreased by $89.1 million, or 65%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the decreases in personnel-related expenses of $42.1 million facilities, overhead and payroll and related expenses of $45.8 million and professional services fees of $1.2 million due to LauncherOne reaching technical feasibility during the year ended December 31, 2021. LauncherOne reached technological feasibility upon the successful launch in January 2021. Since then, a portion of the research and development resources to develop the LauncherOne technology have shifted focus from technological development to sustaining the launch and production processes as well as capitalized labor and overhead to inventory.
Change in fair value of equity investments

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Change in fair value of equity investments	$6,792	$—	$6,792	100%
Change in fair value of equity investments increased by $6.8 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 attributable to the unrealized gain of $7.0 million from the equity investment in Arqit, and partially offset by the $0.2 million unrealized loss for the equity investment in SAS.
Change in fair value of liability classified warrants

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Change in fair value of liability classified warrants	$3,749	$—	$3,749	100%

Change in fair value of liability classified warrants increased by $3.7 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of the public and private placement warrants that were originally issued by NextGen and subsequently assumed by the Company as part of the Business Combination. The public and private placement warrants are recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date.

Interest Expense, Net

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Interest expense, net	$(24)	$(4,852)	$4,828	(100)%
Interest expense, net decreased by $4.8 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 was attributable to the loan the Parent Company forgave for the outstanding principal and accrued interest payable of $235.1 million revolving loan facility (“RLF”). The RLF was considered extinguished because of such contribution.
Other Income, Net

(In thousands)	Years Ended December 31,		$ change	% change
	2021	2020
Other income, net	3,560	62,671	$(59,111)	(94)%
Other income decreased by $59.1 million, or 94% for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the recognition of $62.2 million of non-refundable deposits received as a result of the bankruptcy filing of our largest customer for the year ended December 31, 2020. For the year ended December 31, 2021, we received $3.6 million primarily attributable to $1.7 million for the initial ordinary shares of Sky and Space Global Limited (“SAS”) issued to us in exchange for the termination of the LSA, as well as a non-refundable deposit of $1.2 million.
Provision for Income Taxes
Provision for income taxes was immaterial for the years ended December 31, 2021 and 2020. We have accumulated net operating losses at the federal and state level for the time period during we had not yet began commercial operations. We maintain a substantially full valuation allowance against net deferred tax assets. The income tax expenses are primarily related to minimum state filing fees in the states where we have operations.
Liquidity and Capital Resources
Liquidity Requirements
We expect our expenses to increase in connection with ongoing activities, particularly as we continue to advance the development of our technologies, commercialize our satellite launch operations and start to develop our space solution offerings, and continue to build and expand our production of rockets and aircraft.
Specifically, our operating expenses will increase as we:
•scale up our facilities, manufacturing processes and capabilities to support expanding our volume of rockets;
•pursue further research and development on our satellite launches and space solution offerings, including those related to our research and education efforts;
•hire additional personnel in research and development, manufacturing operations, testing programs and maintenance as we increase the volume of our satellite launches and expand our space solution offerings;
•seek regulatory approval for any changes, upgrades, or improvements to our technologies and operations in the future; and

•hire additional personnel in management to support the expansion of our operational, financial and information technology functions as a public company.
We have several non-cancelable leases primarily related to the lease of our manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from three to ten years and require us to pay all executory costs, such as maintenance and insurance. Our total remaining lease obligation as of December 31, 2021 is $24.3 million, with $3.3 million due in less than one year. We also have non-cancelable purchase commitments as of December 31, 2021 primarily related to supply and engineering services providers. Total non-cancelable purchase commitments approximately due in the next five years is $48.4 million, with $20.9 million due in less than one year.

Additionally, we are expanding our satellite launch operations and space solution offerings since commercialization. As of December 31, 2021, we had approximately five rockets in various stages of production and one carrier aircraft in operation. We expect to accelerate our production of rockets to reach an annual production capacity of approximately 20 rockets and we expect to begin acquisition and modification of an additional carrier aircraft in the next 12 - 18 months. We have significantly reduced the per unit cost of producing rockets since production began. As such, we anticipate the costs to manufacture additional rockets to continue to decrease on a per unit basis as we advance and scale up our manufacturing processes and capabilities. We expect our capital investments to increase our production of rockets, modify additional carrier aircrafts, and advance and scale up our manufacturing facilities. However, the recent commercialization of our satellite launch and space solution offerings and the anticipated expansion of our rocket production have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Many of these risks and uncertainties are described in more detail in this Annual Report under the heading “Item 1A. Risk Factors.” Our future capital requirements will depend on many factors, including rate of revenue growth, ability to reduce costs per unit, the expansion of research and development activities, hiring additional personnel, and investment in manufacturing operations. We may sell equity securities or debt securities or secure other debt financing in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.

Sources of Liquidity

Prior to the Business Combination, our operations participated in cash management and funding arrangements managed by the Parent Company. Only cash and cash equivalents held in bank accounts legally owned by our entities are reflected in the consolidated balance sheets. Cash and cash equivalents held in bank accounts legally owned by the Parent Company were not directly attributable to us for any of the periods presented. Transfers of cash, both to and from us, have been reflected as a contribution from or a distribution to the Parent Company in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows.

Our principal sources of liquidity following the Business Combination are our cash and cash equivalents and any additional capital that may be obtained through borrowings or additional sales of equity securities. We have not generated sufficient revenues to provide sufficient cash flows to enable us to finance our operations internally. We have incurred significant losses since our inception and had an accumulated deficit of $820.5 million as of December 31, 2021. Our cash and cash equivalents was $194.2 million and $22.4 million as of December 31, 2021 and December 31, 2020, respectively, and we have not generated positive cash flows from operations.

In an effort to alleviate these conditions, management continues to seek and evaluate opportunities to raise additional funds. As part of our funding efforts, on March 28, 2021 and as described below, we entered into the Purchase Agreement with the Investor, pursuant to which the Investor has committed to purchase up to $250 million of our common stock, at our direction from time to time, subject to the satisfaction of certain conditions and limitations set forth in the Purchase Agreement. The actual amount that we raise under the Purchase Agreement will depend on market conditions and other limitations in the agreement.

We expect that our existing cash and cash equivalents and the amounts we may raise from the Purchase Agreement will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report.

Standby Equity Purchase Agreement

On March 28, 2022 (the “Effective Date”), we entered into a standby equity purchase agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement.

Upon the initial satisfaction of the conditions to the Investor’s obligation to purchase shares of common stock set forth in the Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by the Investor of the shares of common stock under the Securities Act that may be sold to Investor by us under the Purchase Agreement (the “Initial Resale Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion until the first day of the month next following the 36-month period from and after the Effective Date, to direct the Investor to purchase up to a specified maximum amount of shares of common stock as set forth in the Purchase Agreement by delivering written notice (each, a “Notice”) to the Investor . The purchase price of the shares of common stock that we may sell to the Investor pursuant to the Purchase Agreement will be 97.5% of the average of the volume weighted average price of our common stock during each trading day in the three (3) consecutive trading days commencing on the trading day following delivery of a Notice (other than any trading days excluded pursuant to the terms of the Purchase Agreement) (such period, the “Pricing Period”). The maximum amount to be sold pursuant to each Notice may not exceed $50 million, and a Notice cannot be delivered earlier than six trading days following the Pricing Period relating to any prior Notice. Any shares of common stock that may be sold by us under the Purchase Agreement will be sold in transactions exempt from registration under the Securities Act in reliance upon the exemption afforded under Section 4(a)(2).

The Purchase Agreement prohibits us from directing the Investor to purchase any shares of common stock pursuant to the Purchase Agreement if those shares, when aggregated with all other shares of our common stock then beneficially owned by the Investor and its affiliates, would result in the Investor and its affiliates having beneficial ownership of more than the 9.99% of our then outstanding shares of common stock.

The Purchase Agreement contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of the Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The Purchase Agreement also provides that we may request a pre-advance loan from the Investor in a principal amount not to exceed $50.0 million.

Subject to the terms of the Purchase Agreement, we have the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon five (5) trading days’ prior written notice. No termination of the Purchase Agreement will affect the indemnification provisions contained within the Purchase Agreement, which will survive any termination of the Purchase Agreement.

Revolving Loan Facility
As of December 31, 2020, we had a nine-year term $200.0 million RLF and a ten-year term $30.0 million RLF, subordinated to the $200.0 million RLF, and entered with the Parent Company. No repayments of principal balances or interest accrued have been made for the aggregate $230.0 million RLF. During the year ended December 31, 2021, the Parent Company contributed the outstanding principal and accrued unpaid interest payable of the RLF as a capital contribution to us, which was recorded in equity for no consideration. As a result, the RLF was considered extinguished and there are no principal balances outstanding as of December 31, 2021.

Cash Flows
Historical Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(In thousands)	2021	2020
Cash used in operating activities	$(153,997)	$(143,016)
Cash used in investing activities	(30,280)	(13,298)
Cash provided by financing activities	352,473	31,660
Net increase (decrease) in cash and cash equivalents	$168,196	$(124,654)
Net Cash Used in Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $154.0 million primarily consisting of $157.3 million of net loss, adjusted for $16.9 million of non-cash and cash charges, and a decrease in net operating assets and liabilities of $13.6 million. Inventory increased due to capitalizing the raw materials, labor and overhead costs related to the production of the Company’s rockets after reaching technological feasibility in January 2021. Deferred revenue decreased due to recognizing revenue for our demo launch in January 2021. The non-cash charges primarily included the charges in stock-based compensation of $10.6 million, depreciation and amortization of $14.4 million, inventory write-down of $4.1 million, offset by the change in fair value of the equity investment in Arqit of $7.0 million, the change in fair value of liability classified warrants of $3.7 million. and the non-cash initial investment in SAS of $1.7 million, partially offset by the change in its fair value of $0.2 million.
For the year ended December 31, 2020, net cash used in operating activities was $143.0 million primarily consisting of $121.7 million of net loss, adjusted for $22.0 million of non-cash charges, and an increase in net operating assets and liabilities of $43.3 million. Deferred revenue decreased due to the cancellation of a launch services agreement with one of our largest customers, OneWeb, as a result of OneWeb’s bankruptcy process. The non-cash charges primarily included the charges in stock-based compensation of $3.2 million, depreciation and amortization of $14.0 million, and non-cash interest on long-term debt, due to the Parent Company of $4.8 million.
Net Cash Used in Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $30.3 million consisting of purchases of property and equipment and $5.0 million of purchases of equity investment in Arqit.
For the year ended December 31, 2020, net cash used in investing activities was $13.3 million consisting of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $352.5 million for the year ended December 31, 2021, consisting primarily of proceeds from the reverse recapitalization of $200.1 million, offset by payments of transaction costs related to the reverse recapitalization of $19.3 million, equity contributions received from the Parent Company of $169.1 million, proceeds from the exercise of stock options of $2.8 million and cash received from the sale of non-controlling interest of $1.7 million, offset by payments of finance lease obligations of $0.1 million.
Net cash provided by financing activities was $31.7 million for the year ended December 31, 2020, consisting primarily of equity contributions received from the Parent Company of $150.0 million and cash received from the sale of non-controlling interest of $0.4 million, offset by equity distributions to the Parent Company of $118.5 million and payments of finance lease obligations of $0.2 million.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material. We re-evaluate our estimates on an ongoing basis.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report for a description of other significant accounting policies.
Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. In connection with the preparation of the consolidated financial statements for the years ended December 31, 2021 and 2020, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements. However, through our evaluation of our strategic business plan, we identified conditions and events that mitigate and alleviate substantial doubt about the Company’s ability to continue as a going concern. This is further discussed in Note 1 - Organization and Business Operations to the Consolidated Financial Statements.

Revenue Recognition
Launch Services
We recognize revenue from launch services when control is transferred to our customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. A launch services agreement generally consists of multiple launches with each launch being allocated a fixed price. The revenue of a launch services agreement is recognized at a point-in-time when the performance obligation is complete, which is typically at the point of launch. However, as we are in the early stage of commercialization, the costs to provide the launch services for each contract are still subject to estimates, including labor costs, material costs, and allocated overhead and facilities and equipment costs.

When we determine it is probable that the costs to provide the services stipulated by the launch services agreement will exceed the allocated fixed price for each launch, we record a provision for the contract loss. Contract losses are recorded at the contract level and are recognized when known. To the extent the contract loss provision is less than the accumulated costs to fulfill the contract, we record the provision net of inventory and net of contract assets on the consolidated balance sheet. During the year ended December 31, 2021, we identified certain contracts where the expected costs to fulfill the contracts were in excess of the estimated transaction price, and as such, recorded a provision for the related contract loss. The provision for contract losses outstanding as of December 31, 2021 was $21.5 million, with $11.6 million recorded net of inventory and $2.6 million net of contract assets on the consolidated balance sheet.
Long-lived Asset
Long lived assets consist of property, plant and equipment, net and right-of-use assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group, which represents a combination of assets that produce distinguishable cash flows, may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset to the carrying amount. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds the fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We have not recorded any impairment charges during the years presented.
Depreciation on property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the estimated useful life or lease term. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining depreciation period.

Stock-Based Compensation
The Company maintains stock-based compensation plans for its employees, officers, directors and consultants.
Stock-based compensation expense related to the stock-based awards granted to our employees is measured and recognized in our consolidated financial statements based on fair value. The fair value of each stock option granted to employees is estimated on the grant date using the Black-Scholes option-pricing model. For performance-based stock options, the value of the award is measured at the grant date as the fair value of the award and is expensed on a straight-line basis over the graded vesting period, using the accelerated attribution method, once the performance condition becomes probable of being achieved.
Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make certain assumptions and judgments. The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the risk-free interest rates over the expected option term, the expected common share price volatility over the expected option term, the expected dividend yield of our common shares over the expected option term, and the fair value of the underlying common shares.
•Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.
•Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding and is based on historical experience of similar awards, considering the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.
•Expected Volatility — The volatility rate is determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards as we do not have sufficient history of trading in our common stock.
•Dividend Yield — The expected dividend yield is zero as we have never declared or paid cash dividends and have no current plans to do so in the near future.
Warrant Liability

The Company accounts for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and remeasures the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss. The fair value of the warrants may fluctuate primarily based on the implied volatility which varies based on future market and industry conditions. These market and industry factors may materially reduce the market price of our warrants regardless of our operating performance.
Recently Issued and Adopted Accounting Pronouncements
Please refer to Note 3 - Recently Issued and Adopted Accounting Pronouncements to our consolidated financial statements included elsewhere in this Annual Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” as defined in Section 2(A) of the Securities Act, from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Virgin Orbit is an “emerging growth company” and has elected to take advantage of the benefits of this extended transition period.
Virgin Orbit will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date Virgin Orbit (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by Virgin Orbit’s emerging growth company status may make it difficult or impossible to compare Virgin Orbit’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to Note 2 of our consolidated financial statements included elsewhere in this Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2021 and 2020.
Virgin Orbit will remain an “emerging growth company” under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of Virgin Orbit’s fiscal year in which Virgin Orbit has total annual gross revenue of at least $1.07 billion, (c) the last date of Virgin Orbit’s fiscal year in which Virgin Orbit is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Virgin Orbit has issued more than $1.0 billion in non-convertible debt securities during the previous three years.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have interest bearing demand deposit accounts and we have operations within the United States and United Kingdom. As such, we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We have cash and cash equivalents totaling $194.2 million as of December 31, 2021. Our cash and cash equivalents were invested in interest bearing demand deposit accounts. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2021.
Foreign Currency Risk
Transaction Exposure
Currently, we do not use foreign currency forward contracts to manage exchange rate risk, as the amount subject to foreign currency risk is not material to our overall operations and results. Therefore, we are not exposed to foreign currency transaction risk.
Translation Exposure
The functional currency of our operations in the United Kingdom is the local currency (pound sterling). We translate the financial statements of the operations in the United Kingdom to United States Dollars and as such, we are exposed to foreign currency translation risk.
Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1 and are incorporated by reference into this Item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures
Background and Remediation of Material Weaknesses

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, we identified two material weaknesses in our internal control over financial reporting for which we continue to remediate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The first material weakness is related to the lack of sufficient personnel to execute, review and approve all aspects of the financial statement close and reporting process. This material weakness may not allow for the proper segregation of duties and the ability to close our books and records and report our results, including required disclosures, on a timely basis. The second material weakness arises from the need to augment IT and application controls in our financial reporting.
We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include several actions:
•we are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes;
•we are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists, to supplement our internal resources and segregate key functions within our business processes, if appropriate;
•we are designing and implementing IT and application controls in our financially significant systems to address our relative information processing objectives; and
•we are enhancing our system’s role-based access and implementing automated controls to help improve the reliability of our process and reporting.
•Finally, we are designing and implementing additional integration in our financially significant systems to provide the IT processes alongside efforts in business processes, which are supporting our internal control over financial reporting.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. While we continue to remediate the material weaknesses described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC for newly public companies.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC for newly public companies and emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached to this Annual Report as exhibit 10.17, which is incorporated herein by reference.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement and Item 3.02 Unregistered Sales of Equity Securities.

The information included in this Annual Report in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources—Standby Equity Purchase Agreement” is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of March 24, 2022. There are no family relationships among any of our executive officers or directors.

Name	Age	Position
Dan Hart	61	Chief Executive Officer, Director
Jim Simpson	61	Chief Strategy Officer
Tony Gingiss	53	Chief Operating Officer
Brita O’Rear	56	Vice President & Chief Financial Officer
Derrick Boston	57	Chief Legal Officer
Susan Helms	64	Director
Evan Lovell	51	Director
George N. Mattson	55	Director
Katharina McFarland	62	Director
Abdulla Shadid	39	Director
Gregory L. Summe	65	Director

Dan Hart. Mr. Hart joined Virgin Orbit, LLC as its President in March 2017, and has served as President and Chief Executive Officer of Virgin Orbit, LLC since June 2017. Mr. Hart is a member of our Board. From 1983 until he joined Virgin Orbit, LLC, Mr. Hart held various aerospace leadership roles at Boeing, where he most recently served as Vice President of Government Satellite Systems. In that position, he oversaw Boeing’s government satellite programs, while developing and managing missions for the DoD, NASA, NOAA, and other national programs. Mr. Hart’s portfolio included marquee programs such as Global Positioning System (“GPS”), Wideband Global SATCOM, the Tracking and Data Relay Satellites (TDRS) system, and the X-37 spaceplane. Mr. Hart holds a Bachelor of Science degree in physics from the State University of New York at Albany and attended the Harvard Business School Advanced Management Program. We believe that Mr. Hart is qualified to serve as a member of our Board because of his experience and track record of success as Chief Executive Officer at Virgin Orbit, LLC and elsewhere in the aerospace industry, as well as his knowledge and extensive experience in the aerospace industry and with satellite programs.

Jim Simpson. Mr. Simpson has served as Chief Strategy Officer of Virgin Orbit, LLC since November 2020 and is responsible for defining our strategy and leading business development efforts across all end markets. Prior to joining Virgin Orbit, LLC full-time, he served as a board member of VO Holdings, Inc. from May 2019 through November 2020. Mr. Simpson previously served as Chief Executive Officer of Saturn Satellite Networks, Inc., a manufacturer of GEO communications satellites, from May 2019 to November 2020, and of ABS Corporation, a satellite connectivity and service provider, from December 2017 to August 2018. From September 2015 to December 2017, Mr. Simpson served as Senior Vice President for Strategy & Business Development at Aerojet Rocketdyne, where he led the company’s new business capture and strategic alignment initiatives. Prior to these roles, Mr. Simpson spent 35 years at Boeing in various leadership roles within the Satellite & Launch Business. Mr. Simpson holds Bachelor of Science and Master of Science degrees in Materials Engineering from University of California Los Angeles and a Master of Business Administration degree from University of Southern California Marshall School of Business.

Tony Gingiss. Mr. Gingiss has served as Chief Operating Officer of Virgin Orbit, LLC since January 2021 and is responsible for leading the development and operations of Virgin Orbit’s space launch system, including Program Management / Mission Delivery, Manufacturing, Engineering, Flight & Launch Operations, Supply Chain and Facilities. Prior to joining Virgin Orbit, LLC, from September 2017 to January 2021, Mr. Gingiss served as the Chief Executive Officer of Airbus OneWeb Satellites (AOS), a joint venture between OneWeb and Airbus, established to design and manufacture 648 satellites, at two per day, for OneWeb’s low earth orbit constellation. Prior to leading AOS, he served as Vice President of the Space Segment at OneWeb, where he was responsible for satellite and launch vehicle procurement. Prior to joining OneWeb, Mr. Gingiss served as the Director of Strategic Integration for Boeing’s Satellite Systems, where he was responsible for leading strategy and innovation efforts across government and commercial end markets. From 2011 to 2016, Mr. Gingiss was the Program Director of National Space Communications Programs (NSCP) and Advanced Systems Programs (ASP). From 2007 to 2011, Mr. Gingiss led the Systems Engineering organization for Boeing’s GPS IIF through its first two launches in May 2010 and July 2011. Mr. Gingiss holds a Bachelor of Science degree in Aerospace Engineering from Purdue University and a Master of Science degree in Aeronautics & Astronautics from MIT.

Brita O’Rear. Ms. O’Rear has served as Vice President and Chief Financial Officer of Virgin Orbit, LLC since July 2017 and is responsible for leading all corporate finance, budgeting, and accounting efforts across the business. Prior to joining Virgin Orbit, LLC, from July 2016 to May 2017, Ms. O’Rear led the finance and accounting team at Astronics Test Systems. From 2013 to mid-2016, Ms. O’Rear served as the Vice President of Finance at Thales Avionics InFlyt

Experience and Thales North America. From 1997 to 2013, Ms. O’Rear served as the Deputy CFO and Senior Director of Finance at Thales Avionics In-Flight Entertainment. Prior to Thales Avionics, Ms. O’Rear held finance roles at B/E Aerospace and Lockheed Martin. Ms. O’Rear holds a Bachelor of Science degree in Accounting and Finance from California State University of Fullerton and a Master of Business Administration degree from the University of Redlands.

Derrick Boston. Mr. Boston served as Chief Administrative Officer and General Counsel of Virgin Orbit, LLC since April 2017 and as Chief Legal Officer, he is responsible for leading the legal team and supervising the information technology team. Prior to joining Virgin Orbit, LLC, from March 2008 to January 2017, he served as Executive Vice President, Business Development and General Counsel of Panavision Inc., where he oversaw all legal matters across the business and led strategic business development projects. He also served from 2010 to 2013 as President of Panavision’s Advanced Imaging Group, through which he led three of its subsidiaries. Mr. Boston is a corporate securities lawyer and has been a partner at Irell & Manella and Guth | Christopher, both based in Los Angeles, California. Mr. Boston holds a Bachelor of Arts degree in Government from Harvard University and a Juris Doctor degree from Harvard Law School, where he was an editor of the Harvard Law Review.

Susan Helms. Ms. Helms is a member of our Board. Ms. Helms was commissioned from the U.S. Air Force Academy in 1980 and served in the United States Air Force until her retirement in April 2014 with the rank of Lt. General. During her tenure in the United States Air Force, Ms. Helms held a variety of positions of increasing responsibility before ultimately retiring as the Commander, 14th Air Force (Air Forces Strategic), Air Force Space Command, and Commander, Joint Functional Component Command for Space, US Strategic Command, Vandenberg Air Force Base, California. In addition, Ms. Helms is a former NASA astronaut and veteran of five spaceflights. Ms. Helms is the principal and owner of Orbital Visions, LLC, a consulting company established in 2015. Additionally, Ms. Helms currently serves on the NASA Aerospace Safety Advisory Panel and is a member of the Board of Trustees for the Aerospace Corporation. Ms. Helms has also been elected as a member of the National Academy of Engineering. Ms. Helms was previously a board member for Concho Resources Inc. and the Association of Space Explorers (USA) and, in 2016 she completed a two year term as a trustee for the Woodrow Wilson International Center in Washington, D.C. Ms. Helms earned a Bachelor of Science degree in Aeronautical Engineering from the U.S. Air Force Academy and a Master’s of Science degree in Aeronautics/Astronautics from Stanford University.

We believe that Ms. Helms is qualified to serve on our Board because of her expertise in technology, risk management and organizational efficiency as a result of her long tenure with the United States Air Force, as well as her experience serving as a director for various public companies.

Evan Lovell. Mr. Lovell is the Chairman of our Board. Since 2012, Mr. Lovell has served as the Chief Investment Officer of the Virgin Group, where he has been responsible for managing the Virgin Group’s portfolio and investments in North America. From 2008 to 2012, Mr. Lovell was the Founding Partner of Virgin Green Fund, a private equity fund investing in the renewable energy and resource efficiency sectors. From 1998 to 2008, Mr. Lovell served as an investment professional at TPG Capital, where he also served on the board of directors of a number of TPG portfolio companies. Mr. Lovell currently serves on the boards of several companies including Virgin Hotels since 2012, Virgin Voyages since 2014, BMR Energy since 2016, Virgin Galactic since 2017, 23andMe Holding Co. since 2020, Virgin Orbit since 2017 and Virgin Group Acquisition Corp. II since 2020. Mr. Lovell previously served on the board of Virgin America (NASDAQ: VA) from 2013 until its acquisition by Alaska Air in 2016. Mr. Lovell holds a Bachelor’s Degree from the University of Vermont.

We believe that Mr. Lovell is qualified to serve on our Board because of his extensive experience as a seasoned investor and operator.

George N. Mattson. Mr. Mattson is a member of our Board. Mr. Mattson served as Co-Chairman of NextGen from January 18, 2021 until the closing of the Business Combination. Mr. Mattson has served as a director of the Board of Directors of Xos, Inc. (f/k/a NextGen Acquisition Corporation (“NGAC I”)) since July 2020 and served as Co-Chairman of NGAC I from September 2020 until August 2021. Mr. Mattson served as a Partner and Co-Head of the Global Industrials Group in Investment Banking at Goldman, Sachs & Co. from November 2002 through August 2012. Mr. Mattson joined Goldman Sachs in 1994 and served in a variety of positions before becoming Partner and Co-Head of the Global Industrials Group. Mr. Mattson serves as a director of Delta Air Lines, Inc. (NYSE: DAL), and Virgin Galactic Holdings, Inc. Mr. Mattson also served as a director of Air France-KLM S.A. (PAR: AF) from 2017 until February 2021. Mr. Mattson holds a B.S. degree in Electrical Engineering from Duke University and an M.B.A. from the Wharton School of the University of Pennsylvania.

We believe that Mr. Mattson is qualified to serve on our Board due to his substantial strategic, financial and transactional experience and deep expertise in the industrial sector and his experience serving as a director for various public and private companies.

Katharina McFarland. Ms. McFarland is a member of our Board. With over 30 years of government service, Ms. McFarland is widely recognized as a leading subject-matter expert on government procurement. She serves as Chairman of the Board of Army Research and Development at the National Academies of Science, and as a Director on the Boards of SAIC and Transphorm, She was previously the Assistant Secretary of Defense for Acquisition from 2012 to 2017 and acting Assistant Secretary of the Army (Acquisition, Logistics & Technology) from 2016 to 2017. She was President of the Defense Acquisition University from 2010 to 2012. From 2006 to 2010, Ms. McFarland was the Director of Acquisition, Missile Defense Agency. She is an accredited Materials, Mechanical, Civil and Electronics Engineer. She has received an Honorary Doctoral of Engineering degree from the University of Cranfield, United Kingdom; the Presidential Meritorious Executive Rank Award, the Secretary of Defense Medal for Meritorious Civilian Service Award, the Department of the Navy Civilian Tester of the Year Award, and the Navy and United States Marine Corps Commendation Medal for Meritorious Civilian Service.

We believe that Ms. McFarland is qualified to serve on our Board because of her experience serving as a director for various public companies, as well as her substantial experience with the U.S. Department of Defense, Department of Army, and Intelligence Community procurement with focus on Space applications, Artificial Intelligence, Cyber, and IT technologies.in defense acquisition, program management, logistics and technology.

Gregory L. Summe. Mr. Summe is a member of our Board. Mr. Summe served as Co-Chairman of NextGen from January 18, 2021 until the closing of the Business Combination. Mr. Summe served as a director of the Board of Directors of NGAC I and Co-Chairman of NGAC I from July 2020 and September 2020, respectively, until August 2021. Mr. Summe is the Founder and Managing Partner of Glen Capital Partners LLC, a value-oriented investment fund. From 2009 to 2014, Mr. Summe was the Managing Director and Vice Chairman of Global Buyout at the Carlyle Group. Prior to joining Carlyle, Mr. Summe was the Chairman, CEO and President of PerkinElmer, Inc. which he led from 1998 to 2009. He also served as a Senior Advisor to Goldman Sachs Capital Partners from 2008 to 2009. Prior to joining PerkinElmer, Mr. Summe was with AlliedSignal, now Honeywell International, serving successively as the President of General Aviation Avionics, President of the Aerospace Engines Group, and President of the Automotive Products Group. Before joining AlliedSignal, he was the General Manager of Commercial Motors at General Electric and was a Partner with the consulting firm McKinsey & Company, Inc. Mr. Summe serves as a director of NXP Semiconductors N.V. (Nasdaq: NXPI), the State Street Corporation (NYSE: STT), Avantor Inc. (NYSE: AVTR), and the Pella Corporation. He was previously the chairman of the board of directors of Freescale Semiconductor and Euromax International, and a director of Biomet Inc., TRW Inc., LMI Aerospace, Veyance, and Automatic Data Processing, Inc. (Nasdaq: ADP). Mr. Summe holds B.S. and M.S. degrees in electrical engineering from the University of Kentucky and the University of Cincinnati, and an M.B.A. with distinction from the Wharton School at the University of Pennsylvania. He is in the Hall of Distinction at the University of Kentucky.

We believe that Mr. Summe is qualified to serve on our Board due to his extensive operational and business transformation experience in the aerospace sector and his experience serving as a director for various public and private companies.

Abdulla Shadid. Mr. Shadid is a member of our Board. Mr. Shadid is an Executive Director in the Growth and M&A unit in Mubadala’s Direct Investments Platform. In his role, he is responsible for managing Mubadala’s direct investments in select growth segments such as the space industry, as well as supporting the platform in realizing shareholder value through acquisitions, corporate restructurings, M&A and divestitures. Before this, Mr. Shadid served as the Managing Director, Cargo & Logistics Services at Etihad Aviation Group. At Etihad, he played an active role in evolving Etihad Cargo’s business strategy and rolling out its ambitious transformation program. Prior to Etihad, Mr. Shadid spent 13 years at Mubadala in various roles. He was a member of the team that developed Mubadala’s first comprehensive Aerospace strategy for Abu Dhabi in 2006 and was subsequently engaged in its implementation and execution. He worked on the creation of foundational partnerships with leading global aerospace players, including GE Aviation, Rolls-Royce, International Aero-Engines and Hamilton Sundstrand (now UTC Aerospace). Most recently he served as Head of Aerospace, managing Mubadala’s portfolio of aerospace investments in the UAE and internationally. Mr. Shadid joined Mubadala in 2005 from the Tawazun Economic Council. Mr. Shadid currently serves as a member of the Board of Directors of Sociedad Minera de Santander S.A.S. (Minesa) in Colombia, Strata Manufacturing PJSC in the UAE and Cosmo Energy Holdings Company Ltd (TYO:5021) in Japan. He previously served as Chairman of Sanad Aero Solutions LLC, Aerospace Turbine Services and Solutions LLC and Armaguard Valuables Management LLC; and was also a member of the Boards of Directors of Abu Dhabi Ship Building PJSC, Safwa Marine LLC and SR Technics Switzerland

AG. Mr. Shadid holds a Bachelor of Engineering degree in Electronic and Electrical Engineering from University College London (UCL) in the United Kingdom.

We believe that Mr. Shadid is qualified to serve on our Board because of his extensive experience in the aerospace industry.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) under the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and reports of changes in their ownership of our common stock. To our knowledge,based solely upon our review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Conduct is available under the Governance section of the Investor Information page of our website at www.virginorbit.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.

Audit Committee

The Board has appointed George N. Mattson, Katharina McFarland and Gregory L. Summe to the Audit Committee
with Gregory L. Summe appointed as Chair of the Audit Committee. Each of these individuals meet the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the
Exchange Act and applicable Nasdaq rules. Each member of the audit committee also meets the requirements for financial literacy under the applicable Nasdaq rules.

The Board has also identified Gregory L. Summe as an audit committee financial expert within the meaning of SEC regulations and who meets applicable financial sophistication requirements. In making this determination, the Board considered Mr. Summe’s formal education and previous and current experience in financial and accounting roles.
Both our independent registered public accounting firm and management periodically will meet privately with the audit committee.
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, the “named executive officers” and their positions were as follows:
•Dan Hart, Chief Executive Officer;
•Jim Simpson, Chief Strategy Officer; and
•Tony Gingiss, Chief Operating Officer.

2021 Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Dan Hart	2021	511,008	—	2,093,921	671,250	44,552	3,320,731
Chief Executive Officer	2020	449,401	—	—	328,950	45,528	823,879
Jim Simpson	2021	417,780	—	223,575	189,150	10,186	840,691
Chief Strategy Officer
Tony Gingiss	2021	353,049	75,000	182,208	173,190	15,042	798,489
Chief Operating Officer
____________
(1)With respect to 2021, amount represents a one-time cash signing bonus for Mr. Gingiss, paid in a lump sum subject to repayment in the event that Mr. Gingiss resigns for any reason or his employment is terminated by his employer for cause, in each case prior to the one year anniversary of January 28, 2021 (his employment start date).

(2)With respect to 2021, amounts reflect the aggregate grant date fair value of stock options to purchase shares granted under the 2017 Plan (as defined below) to the named executive officer during the applicable year, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation using the Black-Scholes option-pricing model. For the year ended December 31, 2021, the weighted average assumptions used in calculating the grant date fair values were as follows: (i) expected life/term (3.45 years), (ii) expected volatility (60%), (iii) risk-free interest rate (0.61%), and (iv) dividend yield (zero).

(3)With respect to 2021, the amount for Mr. Hart represents a one-time cash bonus in an amount equal to $300,000 earned upon the occurrence of the first commercial launch date (as defined below), paid in a lump sum subject to repayment in the event that Mr. Hart resigns without “good reason” or his employment is terminated by his employer with “cause” (each as defined in the employment agreement) prior to the first anniversary of the payment date. Bonus amounts represent annual bonuses earned by each named executive officer in 2021 and paid in cash in 2022, based on the attainment of pre-determined individual and company performance metrics as determined by the board of directors of VO Holdings in its discretion.

(4)Amounts for 2021 in this column include the amounts set forth in the table below:

Named Executive Officer	401(k) Plan Matching Contributions ($)	Health Insurance Premiums	Life Insurance Premiums ($)	Charitable Contribution to the California Science Center ($)
Dan Hart	16,918	—	2,604	25,000
Jim Simpson	8,700	—	1,486	—
Tony Gingiss	13,741	—	1,302	—

2021 Salaries

In 2021, the named executive officers received annual base salaries to compensate them for services rendered to Virgin Orbit, LLC prior to the Business Combination and the Company following the Closing. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The annual base salaries for the named executive officers were $500,000, $390,000 and $360,000 for Messrs. Hart, Simpson and Gingiss, respectively.

In connection with the Closing, the base salary payable to Mr. Gingiss increased to $390,000, effective as of the Closing. Messrs. Hart’ and Simpson’s base salaries were not increased in 2021.
2021 Bonuses
In fiscal year 2021, Messrs. Hart, Simpson and Gingiss were eligible to earn annual cash bonuses targeted at 75%, 50% and 50%, respectively, of their respective base salaries. Each named executive officer was eligible to earn his or her bonus based on the attainment of pre-determined company and individual performance metrics, which were comprised of company key performance indicators (weighted 65% of the executive’s bonus opportunity) including safety, financial, flight, production and growth goals, and individual goals (weighted 35% of the executive’s bonus opportunity). Bonus payouts in respect of individual performance were based on achievement of individual goals and were subject to a performance multiplier ranging from 0%-120% of target. In the aggregate, company performance goals for 2021 were achieved at a weighted average of 87.5% of target performance levels; and individual performance goals were achieved at 120% of target for Messrs. Hart and Simpson (for total performance achievement of 99% of target) and 110% of target for Mr. Gingiss (for total performance achievement of 95.5% of target). The bonus for Mr. Gingiss was prorated at 93% for his tenure at the company in 2021.
The actual annual cash bonuses awarded to each named executive officer for 2021 performance are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation”. The 2022 target bonus opportunity for Mr. Hart will increase to 100% of his base salary.
Equity Compensation

Each of our named executive officers currently hold stock options granted under the 2017 Stock Incentive Plan, or the 2017 Plan, which was terminated in connection with the Closing. In 2021, VO Holdings granted each of our named executive officers a stock option as set forth below.

Stock options granted to Messrs. Simpson and Gingiss under the 2017 Plan generally vest and become exercisable as to 25% of the underlying shares on the first anniversary of the vesting commencement date and thereafter as to 1/12th of the underlying shares on each quarterly anniversary of the vesting commencement date, subject to continued service through the applicable vesting date.

The stock option granted to Mr. Hart under the 2017 Plan in 2021 vested and became exercisable as to 33.3% of the underlying shares upon his continued employment through the last day of the calendar year in which a successful revenue-generating deployment of a satellite by Virgin Orbit’s small satellite launch system into its intended orbit (excluding “test” or “qualification” launches) was achieved (the date of such achievement the “first commercial launch”) and the remaining 66.7% of the underlying shares will vest and become exercisable on the last day of the first calendar year in which Virgin Orbit has conducted five successful revenue-generating deployment launches of satellites into their respective intended orbits (based on the number of such launches rather than the number of satellites launched in such calendar year (the last day of such calendar year the “multiple launch success date”), subject to continued service through the applicable vesting date. We achieved the first commercial launch on June 30, 2021.

The vesting of stock options under the 2017 Plan will accelerate in full in the event of a termination of employment by the Company without “cause” within 24 months following a “change in control” (each such term as defined in the 2017 Plan). The consummation of the Business Combination did not constitute a change in control for purposes of any outstanding equity awards under the 2017 Plan.

In connection with the Business Combination, we adopted the 2021 Plan in order to facilitate the grant of cash and equity incentives to our directors, employees and consultants of the Company, employees of its subsidiaries and other eligible consultants and to enable us and certain of our subsidiaries and affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The 2021 Plan became effective on the date immediately preceding the consummation of the Business Combination.

In addition, in connection with the Business Combination our board of directors approved the grant of stock options to each of our named executive officers covering 820,349 shares (Mr. Hart) and 164,070 shares (Messrs. Simpson and Gingiss), effective as of January 4, 2022.

Mr. Hart’s stock option vests and becomes exercisable as to 25% of the underlying shares on the first anniversary of the Closing, and thereafter as to the remaining 75% of the underlying shares in six substantially equal installments on each successive six-month anniversary of the Closing, subject to continued employment. In addition, Mr. Hart’s stock option will vest and become exercisable in full upon a termination of employment without “cause” or for “good reason”, each as defined in his existing employment agreement, subject to his timely execution and non-revocation of a general release of claims.

The stock options granted to Messrs. Simpson and Gingiss vest and become exercisable as to 25% of the underlying shares on the first anniversary of the grant date (January 4, 2022) and thereafter as to 1/12th of the underlying shares on each quarterly anniversary of the grant date, subject to continued employment.
Other Elements of Compensation
Retirement Plans

We maintain a 401(k) for our employees, including the named executive officers, who satisfy certain eligibility requirements. Our named executive officers will be eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2021, we made safe harbor and discretionary matching contributions, in respect of contributions made by participants in the 401(k) plan, up to a specified percentage of employee contributions, including on behalf of the named executive officers. These safe harbor and discretionary matching contributions are fully vested as of the date on which the contribution is made.
Employee Benefits and Perquisites
Health/Welfare Plans.    In 2021, the named executive officers participated in our health and welfare plans, including:
•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•health savings accounts;
•short-term and long-term disability insurance;
•life insurance; and
•vacation and paid holidays.
We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to the named executive officers.
No Tax Gross-Ups

We do not make gross-up payments to cover the named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

		Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Dan Hart	N/A	281,491	—	563,826	(2)	4.41	November 20, 2027
	May 23, 2019	236,868	142,121	—		4.01	May 23, 2029
	N/A	378,989	—	378,989	(3)	3.85	November 20, 2027
	March 13, ,2017(4)	1,768,617	—	—		3.85	November 20, 2027
Jim Simpson	November 2, 2020	23,443	70,329	—		4.41	November 2, 2030
Tony Gingiss	January 28, 2021	—	75,018	—		4.41	January 1, 2028
____________
(1)Except as otherwise noted, each stock option vests and becomes exercisable as to 25% of the shares underlying the stock option on the one year anniversary of the vesting commencement date and thereafter as to 1/12th of the shares underlying the stock option on each quarterly anniversary of the vesting commencement date, subject to continued service through the applicable vesting date; provided that the stock option will vest in full upon a termination by the Company without “cause” within 24 months following a “change in control” (each as defined in the 2017 Plan).
(2)This stock option vested as to 33.3% of the shares underlying the stock option on December 31, 2021 and the remaining 66.7% of the shares underlying the stock option will vest on the multiple launch success date (as defined above), subject to continued service through the applicable vesting date; provided that the stock option award will vest in full upon a termination of service by the Company without “cause” within 24 months following a “change in control” (each as defined in the 2017 Plan).
(3)This stock option award vested as to 50% of the shares underlying the stock option upon the first commercial launch (as defined above) and the remaining 50% of the shares underlying the stock option will vest on the multiple launch success date (as defined above), subject to continued service through the applicable vesting date; provided that the stock option award will vest in full upon a termination of service by the Company without “cause” within 24 months following a “change in control” (each as defined in the 2017 Plan).
(4)This stock option vests and becomes exercisable as to 25% of the shares underlying the stock option on the one year anniversary of the vesting commencement date and thereafter as to 1/8th of the shares underlying the stock option on each six-month anniversary of the vesting commencement date, subject to continued service through the applicable vesting date; provided that the stock option will vest in full upon a termination by the Company without “cause” within 24 months following a “change in control” (each as defined in the 2017 Plan).
Executive Compensation Arrangements
Dan Hart Employment Agreement
On February 13, 2017, Dan Hart entered into an employment agreement, which was amended effective June 1, 2021 to serve as President. Mr. Hart was appointed as Chief Executive Officer on July 3, 2017. Mr. Hart’s employment pursuant to the agreement will continue until terminated in accordance with the terms of the agreement.

Pursuant to the employment agreement, Mr. Hart’s initial base salary was $380,000 per year (in 2021, it was $500,000); in addition, he is eligible to receive an annual performance bonus targeted at a percentage of his base salary (initially Mr. Hart’s annual performance bonus was targeted at up to 50% of his base salary; in 2020 Mr. Hart’s annual performance bonus was targeted at 75% of his base salary and, in connection with the Closing, it was increased to 100% for 2022), to be paid based on the achievement of company and individual performance goals, subject to Mr. Hart’s employment through the payment date.

Mr. Hart was paid a one-time cash bonus equal to $300,000 following the first commercial launch date (as defined above), subject to repayment in the event that Mr. Hart resigns without “good reason” or his employment is terminated by his employer with “cause” (each as defined in the employment agreement) prior to the first anniversary of such payment date. The employment agreement, as amended, provides that Mr. Hart will be eligible to receive a one-time cash bonus equal to $500,000 following the fifth successful revenue generating deployment of a satellite by the company’s small satellite launch system into its intended orbit, subject to his continued employment.

The employment agreement also provides that Mr. Hart is eligible to participate in the health and welfare benefit plans and programs maintained for the benefit of our senior level executives or employees and that Mr. Hart will be entitled to 25 days of paid vacation annually, subject to applicable company policy. Pursuant to the employment agreement, during each year in which Mr. Hart is actively serving on the board of the California Science Center, the Company will make an annual contribution of $25,000 to the California Science Center; Mr. Hart continues to serve on the board of California Science Center as of the date hereof.

Under his employment agreement, if Mr. Hart’s employment is terminated by us without “cause” or due to his resignation for “good reason”, then, subject to his timely execution and non-revocation of a general release of claims, return of Company materials and continued compliance with restrictive covenants, he will be entitled to receive (i) continued payment of his base salary for a period of (a) 12 months, if such termination occurs prior to the multiple launch success date (as defined above), or (b) six months, if such termination occurs following the multiple launch success date, and (ii) provided that he timely elects COBRA, an amount equal to his COBRA premiums until the earlier to occur of (a) the 6-month anniversary of his termination date or (b) the date on which he receives health benefits from another employer.

Mr. Hart’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

None of our other named executive officers are employed or compensated pursuant to any employment arrangements.
Non-Employee Director Compensation
Two of our non-employee directors, Katharina McFarland and Susan Helms, received compensation for services performed as members of the board of directors in 2021 as reflected in the table below. None of our other non-employee directors received compensation for services performed as members of the board of directors in 2021.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
Susan Helms	750	750
Evan Lovell	—	—
George N. Mattson	—	—
Patrick McCall	—	—
Katharina McFarland	865	865
Abdulla Shadid	—	—
Gregory L. Summe	—	—
____________
(1)Amounts represent the pro-rated annual retainer earned by each of Susan Helms and Katharina McFarland pursuant to the Director Compensation Program (defined below) for service on our board in 2021 following the Closing and paid in 2022.
In connection with the Business Combination, we adopted and implemented a compensation program for certain of our non-employee directors that consists of annual retainer fees and long-term equity awards (the “Director Compensation Program”).

The initial eligible directors participating in the Director Compensation Program are Susan Helms and Katharina McFarland. In connection with the Closing and under the Director Compensation Program, we approved the grant to each eligible non-employee director of a restricted stock unit award covering shares of Virgin Orbit common stock with an aggregate value of $75,000, which will be granted effective when our Form S-8 is effective, and will vest as to one-third of the shares subject to the award on each anniversary of the Closing, subject to continued service.
The Director Compensation Program consists of the following components:
Cash Compensation
•Annual Retainer: $60,000
•Annual Committee Chair Retainer:
•Audit: $20,000
•Compensation: $10,000
•Nominating and Corporate Governance: $10,000
•Safety: $10,000
•Annual Committee Member (Non-Chair) Retainer:
•Audit: $10,000
•Compensation: $5,000
•Nominating and Corporate Governance: $5,000
•Safety: $5,000
The annual cash retainer will be paid in quarterly installments in arrears, and will be pro-rated for any partial calendar quarter of service.
Equity Compensation
•Initial Grant to each eligible director who is initially elected or appointed to serve on our board of directors after the Closing:    restricted stock unit award with an aggregate value of $75,000, which will vest as to one-third of the shares subject to the award on each anniversary of the grant date, subject to continued service.

•Annual Grant to each eligible director who is serving on our board of directors as of the date of the annual stockholders’ meeting beginning with calendar year 2022:    restricted stock unit award with an aggregate value of $100,000, which will vest in full on the earlier of the one-year anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.
In addition, each equity award granted to the eligible directors under the Director Compensation Program will vest in full immediately prior to the occurrence of a change in control (as defined in the Virgin Orbit Holdings, Inc., 2021 Incentive Award Plan (the “2021 Plan”).
Compensation under the Director Compensation Program will be subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	10,704,645	(2)	3.84	(3)	—
Equity compensation plans not approved by security holders	—		—		—
Total	10,704,645		3.84		—	(4)

(1) Consists of the Amended and Restated 2017 Incentive Stock Plan (the “2017 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

(2) Includes 10,704,645 outstanding options to purchase stock under the 2017 Plan and no outstanding options to purchase stock under the 2021 Plan.

(3) As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2017 Plan was $3.84.

(4) Includes 28,492,148 shares available for future issuance under the 2021 Plan and 6,698,398 shares available for issuance under the 2021 ESPP. As of December 29, 2021, in connection with the closing of the Business Combination, and adoption of the 2021 Plan, the 2017 Plan was terminated and no further awards may be granted thereunder. The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors. The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 50,000,000 shares of our common stock may be issued under the 2021 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common stock by:
• each person who is known to be the beneficial owner of more than 5% of shares of common stock;
• each of Virgin Orbit’s current named executive officers and directors; and
• all current executive officers and directors of Virgin Orbit as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 24, 2022.

Unless otherwise indicated, Virgin Orbit believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares	%
5% Holders
Virgin Investments Limited(2)	252,126,308	75.3%
Fifteenth Investment Company LLC(3)	60,175,111	18.0%

Directors and Named Executive Officers
Dan Hart(4)	2,915,887	*
Jim Simpson(5)	35,164	*
Tony Gingiss(6)	23,443	*
Susan Helms	—	—
Evan Lovell	—	—
George N. Mattson(7)	6,845,111	2.0%
Katharina McFarland	—	—
Abdulla Shadid	—	—
Gregory L. Summe(8)	6,845,111	2.0%
All Virgin Orbit directors and executive officers as a group (eleven individuals)(9)	16,930,044	4.9%
____________
*Less than one percent

(1)Unless otherwise noted, the business address of each of those listed in the table above is 4022 East Conant Street, Long Beach, CA 90808, United States.

(2)VIL is wholly owned by Virgin Group Investments LLC, whose sole managing member is Corvina Holdings Limited, which is wholly owned by Virgin Group. Virgin Group is owned by Sir Richard Branson, and he has the ability to appoint and remove the management of Virgin Group and, as such, may indirectly control the decisions of Virgin Group, regarding the voting and disposition of securities held by Virgin Group. Therefore, Sir Richard Branson may be deemed to have indirect beneficial ownership of the shares held by Virgin Group. The address of VIL, Virgin Group Investments LLC, Corvina Holdings Limited and Virgin Group is Craigmuir Chambers, Road Town, Tortola, VG1110, British Virgin Islands. The address of Sir Richard Branson is Branson Villa, Necker Beach Estate, Necker Island, VG1150, British Virgin Islands.

(3)Fifteenth Investment Company LLC (“Fifteenth”) is directly or indirectly wholly-owned by Mamoura Diversified Global Holding PJSC (“Mamoura”), a public joint stock company established under the laws of the Emirate of Abu Dhabi. Mamoura is a wholly-owned subsidiary of Mubadala Investment Company PJSC (“Mubadala”), which is a public joint stock company established under the laws of the Emirate of Abu Dhabi and which is wholly-owned by the Government of Abu Dhabi. The address of the principal office of Fifteenth is Mamoura A, Muroor Street, Abu Dhabi, United Arab Emirates. The address of the principal office of Mamoura and Mubadala is P.O. Box 45005, Abu Dhabi, United Arab Emirates.

(4)Consists of 2,915,887 shares of common stock issuable pursuant to outstanding stock options held by Mr. Hart that are exercisable or vested within 60 days of March 24, 2022.

(5)Consists of 35,164 shares of common stock issuable pursuant to outstanding stock options held by Mr. Simpson that are exercisable or vested within 60 days of March 24, 2022.

(6)Consists of 23,443 of shares of common stock issuable pursuant to outstanding stock options held by Mr. Gingiss that are exercisable or vested within 60 days of March 24, 2022.

(7)Consists of (i) 3,646,840 shares of common stock and (ii) 2,804,763 Warrants held by NGAC GNM Feeder II LLC. Mr. Mattson may be deemed to beneficially own securities held by NGAC GNM Feeder II LLC by virtue of his control over NGAC GNM Feeder II LLC. Other than Mr. Mattson, no member of NGAC GNM Feeder II LLC exercises voting or dispositive control over any of the common stock or Warrants held by NGAC GNM Feeder II LLC. The address of the entities and individuals mentioned in this footnote is 2255 Glades Road, Suite 324A, Boca Raton, FL 33431, United States.
(8)Includes (i) 3,648,823 shares of common stock and (ii) 2,806,288 Warrants held by the Gregory L. Summe Irrevocable Trust 2008. Mr. Summe may be deemed to beneficially own securities held by the Gregory L. Summe Irrevocable Trust 2008 by virtue of Susan Summe’s control over the Gregory L. Summe Irrevocable Trust 2008. Mrs. Summe is Mr. Summe’s spouse. Other than Mrs. Summe, no member of the Gregory L. Summe Irrevocable Trust 2008 exercises voting or dispositive control over any of the common stock or Warrants held by the Gregory L. Summe Irrevocable Trust 2008. The address of the entities and individuals mentioned in this footnote is 2255 Glades Road, Suite 324A, Boca Raton, FL 33431, United States.

(9)Consists of (i) 8,100,202 shares of common stock, (ii) 5,612,576 Warrants and (iii) 3,239,822 shares of common stock issuable pursuant to outstanding stock options that are exercisable or vested within 60 days of March 24, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence

NextGen Acquisition Corp. II
Founder Shares

In January 2021, the Sponsor purchased 11,500,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.0022 per share (the “founder shares”). The Sponsor effected a surrender of 1,437,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 11,500,000 to 10,062,500. The Sponsor also agreed to forfeit up to an aggregate of 1,312,500 founder shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters of NextGen’s initial public offering, so that the founder shares will represent 20% of NextGen’s issued and outstanding shares after NextGen’s initial public offering. On April 13, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,259,457 NextGen units and forfeited the remaining option; thus, an aggregate of 497,636 shares of founder shares were forfeited accordingly.

These founder shares are identical to the Class A ordinary shares included in the units sold in NextGen’s initial public offering, except that (i) only the holders of the founder shares have the right to vote on the election of directors prior to the initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) the holders of the founder shares have agreed pursuant to a letter agreement to waive (x) their redemption rights with respect to the founder shares and public shares held by them in connection with the completion of a business combination, (y) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend the Cayman Constitutional Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 25, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (z) their rights to liquidating distributions from the trust account with respect to the founder shares if NextGen fails to complete a business combination by March 25, 2023, (iv) the founder shares are automatically convertible into Class A ordinary shares at the time of the initial business combination and (v) the founder shares are entitled to registration rights.

In connection with the Business Combination, upon the Domestication, 8,799,864 founder shares converted automatically, on a one-for-one basis, into shares of our common stock, after giving effect to the forfeiture of 765,000 Class B ordinary shares of NextGen by the Sponsor in connection with the Closing.
Private Placement Warrants

Simultaneously with the consummation of the initial public offering of NextGen, the Sponsor purchased 6,333,333 warrants to purchase one Class A ordinary share at an exercise price of $11.50 (the “private placement warrants”) at a price of $1.50 per warrant, or $9.5 million in the aggregate, in a private placement. On April 9, 2021, the underwriters partially exercised the over-allotment option and on April 13, 2021, simultaneously with the closing of the over-allotment, NextGen consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 434,594 private placement warrants by the Sponsor, generating gross proceeds to the Company of $651,891. Each private placement warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was placed in the trust account of NextGen. The private placement warrants may not be redeemed by us so long as they are held by the Sponsor or its permitted transferees. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold as part of the initial public offering of NextGen. The Sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis.

The private placement warrants are identical to the warrants included in the units sold in the initial public offering of NextGen except that the private placement warrants: (i) are not redeemable by NextGen, (ii) may be exercised for cash or on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees and (iii) are entitled to registration rights (including the ordinary shares issuable upon exercise of the private placement warrants). Additionally, the purchasers have agreed not to transfer, assign or sell any of the private placement warrants, including the Class A ordinary shares issuable upon exercise of the private placement warrants (except to certain permitted transferees), until 30 days after the completion of NextGen’s initial business combination.

In connection with the Business Combination, upon the Domestication, each of the 6,767,927 private placement warrants converted automatically into a warrant to acquire one share of our common stock pursuant to the Warrant Agreement.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, NextGen entered into a sponsor support agreement, with the Sponsor, the Sponsor Parties and Virgin Orbit. Pursuant to the Sponsor Support Agreement, the Sponsor and the Sponsor Parties agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

The Sponsor and the Sponsor Parties also agreed not to (a) sell or otherwise dispose of, or agree to sell or dispose of, directly or indirectly, any shares of Virgin Orbit common stock or other capital stock of Virgin Orbit or any shares of Virgin Orbit common stock issuable upon the exercise of options, warrants or other convertible securities to purchase shares of Virgin Orbit common stock (“Lock-up Shares”) held by the Sponsor and the Sponsor Parties immediately after the Closing, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such Lock-up Shares, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b), for the Lock-up Period, subject to certain exceptions. The “Lock-up Period” means (x) for 25% of the Lock-up Shares, 180 days after the Closing (the “180 Day Lock-up Period”), (y) for 25% of the Lock-up Shares, 18 months after the Closing and (z) for 50% of the Lock-up Shares, 24 months after the Closing. If (i) at least 120 days have elapsed since the Closing and (ii) the 180 Day Lock-up Period is scheduled to end during a blackout period or within five trading days prior to a blackout period, the 180 Day Lock-up Period will end ten trading days before the start of the blackout period, subject to certain conditions. The Sponsor Support Agreement will terminate upon the earliest of (i) the termination of the Merger Agreement, (ii) a change of control of Virgin Orbit following the Closing and (iii) the latest to occur of (A) the expiration of the Lock-up Period and (B) the earlier to occur of (I) the occurrence of an Earnback Triggering Event during the Earnback Period and (II) the fifth anniversary of the Closing Date.

In addition, the Sponsor has agreed that the Sponsor Earnback Shares and the Sponsor Earnback Warrants (together, the “Sponsor Earnback Securities”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the Earnback Period, (i) Earnback Triggering Event I occurs, (ii) Earnback Triggering Event II occurs or (iii) there is a change of control of Virgin Orbit that results in the holders of Virgin Orbit common stock receiving a price per share equal to, or in excess of, the applicable vesting price per share for the Earnback Triggering Events. Any Sponsor Earnback Securities that remain unvested after the fifth anniversary of the Closing will be forfeited.

Registration Rights Agreement

On December 29, 2021, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, Virgin Orbit, the Sponsor and certain former stockholders of Virgin Orbit entered into the Registration Rights Agreement. Following the post-Closing Distribution of Virgin Orbit common stock by Vieco 10 to VIL and Fifteenth, VIL and Fifteenth entered into joinders to the Registration Rights Agreement, each as a VO Holder and a Holder (each as defined in the Registration Rights Agreement) thereunder.

PIPE Subscription Agreements

Concurrently with the execution of the Merger Agreement, NextGen entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 10,000,000 shares of common stock at $10.00 per share for an aggregate commitment amount of $100,000,000 (the “Initial PIPE Investment”).

Pursuant to the terms of the Merger Agreement, if, after the deadline for Acquiror Share Redemptions (as defined in the Merger Agreement) had passed in connection with the Acquiror Shareholders’ Meeting (as defined in the Merger Agreement), the sum of (x) the amount of cash available in (i) the trust account into which substantially all of the proceeds of the registrant’s initial public offering and private placements of its warrants were deposited for the benefit of the registrant, certain of its public shareholders and the underwriters of the registrant’s initial public offering (the “Trust Account”), after deducting the amount required to satisfy the registrant’s obligations to its shareholders that exercised their rights to redeem their Class A Ordinary Shares of the registrant pursuant to NextGen’s constitutional documents, transaction expenses of the registrant or its affiliates, and any deferred underwriting commissions being held in the Trust Account (the “Trust Amount”) plus (y) the PIPE Investment Amount (as defined in the Merger Agreement), was expected to be less than $200,000,000, then, at or prior to the closing of the Transactions, VIL and its affiliates had the right (but not the obligation) to purchase up to $100,000,000 of additional shares of Acquiror Common Stock at a price per share of $10.00.

Pursuant to this right, on December 28, 2021, VIL entered into a subscription agreement pursuant to which VIL agreed to subscribe for 5,820,000 shares of the Acquiror Common Stock in connection with the closing of the Transactions for an aggregate cash purchase price of $58,200,000. On December 28, 2021, George N. Mattson and Gregory L. Summe, the co-chairmen of NextGen’s board of directors prior to the consummation of the Transactions, also each entered into a subscription agreement pursuant to which each of Mr. Mattson and Mr. Summe agreed to subscribe for 100,000 shares of the Acquiror Common Stock in connection with the closing of the Transactions for an aggregate cash purchase price of $1,000,000 (collectively, with VIL’s additional PIPE Investment, the “Additional PIPE Investments,” and together with the Initial PIPE Investments, the “PIPE Investments”).

Related Party Note and Advances

On January 18, 2021, NextGen issued an unsecured promissory note to the Sponsor, pursuant to which NextGen borrowed an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the completion of the initial public offering. The borrowings outstanding under the note in the amount of $160,000 were repaid upon the closing of the initial public offering.

On August 12, 2021, NextGen issued an unsecured promissory note to the Sponsor, pursuant to which NextGen may borrow up to an aggregate principal amount of $1,500,000. The promissory note is non-interest bearing and payable on the earlier of (i) March 25, 2023 and (ii) the completion of our initial business combination. On December 1, 2021, there was $1,308,000 outstanding under the promissory note.

Prior to NextGen’s initial business combination, NextGen’s audit committee will review on a quarterly basis all payments made to the Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses will be reimbursed. There is no individual cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on NextGen’s behalf; provided, however, that the sum total of such reimbursements shall not exceed the value of the loans provided to NextGen (as described herein) to fund working capital deficiencies or finance transaction costs in connection with a business combination. No such reimbursements will be made from the proceeds of NextGen’s initial public offering held in the trust account prior to the completion of NextGen’s initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of NextGen’s officers and directors may, but are not obligated to, loan NextGen funds as may be required. In the event that NextGen’s initial business combination does not close, NextGen may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account may be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. Pursuant to the Merger Agreement, it is contemplated that no such conversion feature will be exercised, and instead the working capital loans provided to NextGen by the Sponsor in the amount of up to $1.5 million in a form of a promissory note will be repaid at the completion of NextGen’s initial business combination. NextGen does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as NextGen does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

NextGen is not prohibited from pursuing a business combination with a company that is affiliated with the Sponsor, or NextGen’s officers or directors or making the acquisition through a joint venture or other form of shared ownership with the Sponsor, or NextGen’s officers or directors. In the event NextGen seeks to complete a business combination with a target that is affiliated with the Sponsor, or NextGen’s officers or directors, NextGen, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to NextGen from a financial point of view. Although NextGen is not required to obtain such an opinion in any other context, the board of directors of NextGen received an opinion dated August 22, 2021, of Rothschild & Co that as of such date and on the basis of and subject to the qualifications, limitations and assumptions set forth in Rothschild & Co’s written opinion, the Aggregate Consideration payable pursuant to the Merger Agreement was fair, from a financial point of view, to NextGen.

“Aggregate Consideration” means (i) the number of shares of Virgin Orbit common stock equal to the Exchange Ratio multiplied by the number of Virgin Orbit common stock, other than Treasury Shares (as defined in the Merger Agreement) and shares of Virgin Orbit common stock subject to Company Options (as defined in the Merger Agreement) or (ii) the sum of (A) the number of Virgin Orbit common stock equal to the Maximum Implied Stock Consideration minus a number of Virgin Orbit common stock equal to the Cash Consideration divided by $10.00, divided by the number of Aggregate Fully Diluted Virgin Orbit Common Shares multiplied by the number of shares of Virgin Orbit common stock, other than

Treasury Shares and shares of Virgin Orbit common stock subject to Company Options and (B) the amount in cash equal to the Cash Consideration divided by the number of Aggregate Fully Diluted Virgin Orbit Common Shares multiplied by the number of shares of Virgin Orbit common stock, other than Treasury Shares and shares of Virgin Orbit common stock subject to Company Options, as applicable.

Administrative Services Agreement

NextGen entered into an agreement whereby, commencing on March 23, 2021 through the earlier of the consummation of a business combination or NextGen’s liquidation, NextGen agreed to pay the Sponsor a monthly fee of $20,000 for office space, administrative, financial and support services. NextGen incurred approximately $140,000 in administrative expenses under the agreement during the year ended December 31, 2021. As of December 31, 2021, there was no outstanding balance under the administrative services agreement and the agreement had been terminated.

Virgin Orbit

Trademark License Agreement

On August 22, 2021, and in connection with the execution of the Merger Agreement, Virgin Orbit, LLC, VEL and NextGen agreed that the trademark license agreement with VEL would, effective on the consummation of the Business Combination, be amended and restated and novated to Virgin Orbit, in order for Virgin Orbit to continue to have these rights following consummation of the Business Combination. Pursuant to the Amended TMLA, Virgin Orbit will have certain exclusive and non-exclusive rights to use the “Virgin Orbit” name and brand and the Virgin signature logo. The rights of Virgin Orbit under the Amended TMLA are subject to certain reserved rights and pre-existing licenses granted by VEL to third parties. In addition, for the term of the Amended TMLA, to the extent the Virgin Group does not otherwise have a right to place a director on the Virgin Orbit Board, such as VIL’s right to designate directors to the Virgin Orbit Board under the Stockholders’ Agreement, under the Amended TMLA, Virgin Orbit has agreed to provide VEL with the right to appoint one director to the Virgin Orbit Board (provided the designee is qualified to serve on the Virgin Orbit Board under all applicable corporate governance policies and regulatory and Nasdaq requirements).
Monthly Cash Contributions

Prior to Closing, Virgin Orbit received monthly cash contributions from Vieco 10, and Virgin Orbit contributed that cash to VO Holdings for the purpose of funding VO Holdings’ operations. In consideration of such funding, VO Holdings issued VO Holdings common stock each month to Virgin Orbit at fair value at the time of such contributions. Virgin Orbit received approximately $169.0 million in cash contributions from Vieco 10 for the year ended December 31, 2021.

Non-Binding Term Sheet with Virgin Atlantic

In addition, Virgin Orbit entered into a non-binding Term Sheet with Virgin Atlantic Airways Limited and Virgin Atlantic International Limited to explore such companies’ need for, and benefits of, receiving IoT services from Virgin Orbit. Such services could include connected sensors in aircraft to track their location and status, as well as in-flight Internet connectivity.

Director and Officer Indemnification

Our Certificate of Incorporation provides for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. In connection with the Closing, we entered into indemnification agreements with each director and executive officer of Virgin Orbit Holdings, Inc.

Policies and Procedures for Related Person Transactions

Our Board has adopted a written related person transaction policy that will set forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “related person transaction” is, subject to certain exceptions, a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Virgin Orbit or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 (or such other amount as may be applicable while Virgin Orbit qualifies as a “smaller reporting company”), and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

• any person who is, or at any time during the applicable period was, one of Virgin Orbit’s executive officers or one of Virgin Orbit’s directors or director nominees;
• any person who is known by the post-combination company to be the beneficial owner of more than 5% of Virgin Orbit’s voting stock; and
• any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such director, director nominee, executive officer or beneficial owner and any person (other than a tenant or employee) sharing the household of such director, director nominee, executive officer or beneficial owner.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.

Director Independence

As a result of our common stock being listed on the Nasdaq, we are required to comply with the applicable rules of the exchange in determining whether a director is independent. We believe that each of Susan Helms, George N. Mattson, Katharina McFarland, Abdulla Shadid and Gregory L. Summe qualifies as “independent” as defined under the applicable Nasdaq rules.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185

The table below sets forth the aggregate fees billed by KPMG in 2021 and 2020.

	2021(4)	2021(5)	2020(6)
Audit Fees(1)	$650	$1,136	$202
Audit Related Fees(2)	—	49	—
Tax Fees (3)	—	203	—
All Other Fees	—	—	—
Total	$650	$1,388	$202

(1) Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.

(2) Audit-Related Fees consist of fees billed for services involving due diligence performed in connection with NextGen’s engagement entered into prior to the Virgin Orbit Business Combination.

(3) Tax Fees consisted of fees for due diligence tax consulting services.

(4) Represent fees billed for services for the period from December 30, 2021 through December 31, 2021 following the Virgin Orbit Business Combination. Audit Fees include the 2021 audit of our consolidated financial statements for approximately $650,000.

(5) Represents fees billed for services for the period from January 1, 2021 through December 29, 2021 prior to the Virgin Orbit Business Combination. Audit Fees represent KPMG LLP fees related to Vieco USA’s 2021 quarterly review procedures and prior year PCAOB audit procedures of $390,000, and fees related to registration statements of $625,400. NextGen incurred audit fees from Marcum, LLP associated with the Virgin Orbit Business Combination of approximately $120,300 and audit-related fees of approximately $49,000 for financial due diligence associated with the Virgin Orbit Business Combination. Tax fees consisted of tax due diligence associated with the Virgin Orbit Business Combination to KPMG LLP of approximately $183,000 related to Vieco USA and approximately $21,000 for Marcum, LLP related to NextGen.

(6) Audit fees include audit services performed by KPMG LLP for Vieco USA.

Pre-Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than deminimis non-audit services approved in accordance with applicable SEC rules.

The audit committee has adopted a pre-approval policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. This pre-approval policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee or (ii) entered into pursuant to the pre-approval policies and procedures described in the pre-approval policy. Unless a type of service to be provided by our independent registered public accounting firm has received this latter general pre-approval under the pre-approval policy, it requires specific pre-approval by the audit committee.

On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by the Company’s independent registered public accounting firm without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Any member of the audit committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the preapproved amounts, the audit committee requires pre-approval for such additional services or such additional amounts.

Following the Virgin Orbit Business Combination, all of the services listed in the table above were preapproved by our audit committee.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on
Form 10-K.

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, dated as of August 22, 2021, by and among the Registrant, Pulsar Merger Sub, Inc., and NextGen Acquisition Corp. II (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

3.1	Certificate of Incorporation of Virgin Orbit Holdings, Inc.
3.2	Bylaws of Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
4.1
Warrant Agreement, dated as of March 22, 2021, between NextGen Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

4.20
Amendment to the Warrant Agreement, dated as of January 14, 2022, between Virgin Orbit Holdings, Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 3 333-262326) filed on January 25, 2022).

4.3	Specimen Common Stock Certificate of Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).
4.5*	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act.
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
10.2(a)
Amended and Restated Registration Rights Agreement, dated December 29, 2021, by and among Virgin Orbit Holdings, Inc., NextGen Sponsor II LLC and certain former stockholders of Vieco USA, Inc. (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.2(b)
VIL and Fifteenth Joinder Agreement, dated December 29, 2021, to the Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.1(b) of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.3
Letter Agreement, dated March 22, 2021, among the Registrant, NextGen Sponsor II LLC and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.4(a)
Stockholders’ Agreement, dated December 29, 2021, by and between Virgin Orbit Holdings, Inc. and Vieco 10 Limited (incorporated by reference to Exhibit 10.2(a) of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.4(b)
VIL and Fifteenth joinder agreement, dated December 29, 2021, to the Stockholders’ Agreement (incorporated by reference to Exhibit 10.2(b) of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.5
Stockholder Support Agreement, dated August 22, 2021, by and among the Registrant, Vieco USA, Inc. and Vieco 10 Limited (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.6
VIL Joinder Agreement, dated December 29, 2021, to the Stockholder Support Agreement (incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

Exhibit No.	Description
10.7
Fifteenth Joinder Agreement, dated December 29, 2021, to the Stockholder Support Agreement (incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2021).
10.9†*+	Subscription Agreement, dated as of December 28, 2021, by and between the Registrant and Virgin Investments Limited
10.10#	Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
10.11#
Employment Agreement by and between Virgin Orbit, LLC (f/k/a LauncherOne, LLC) and Dan Hart, dated February 13, 2017, as amended, effective June 1, 2021 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

10.12#	Virgin Orbit Holdings, Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
10.12(a)#
Form of Stock Option Agreement under the Virgin Orbit Holdings, Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.13#	Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
10.13(a)#
Form of Stock Option Agreement under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.9(a) to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

10.13(b)#*	Stock Option Agreement, by and between the Company and Daniel Hart under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan.
10.13(c)#
Form of Restricted Stock Unit Agreement under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

10.14#	Virgin Orbit Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
10.15^
Deed of Novation, Amendment and Restatement, dated August 22, 2021, by and among Virgin Enterprises Limited, Virgin Orbit, LLC and NextGen Acquisition Corp. II (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.16^
Amended and restated trademark license agreement in the form attached as an annex to the Deed of Novation, Amendment and Restatement entered into by and among Virgin Enterprises Limited, Virgin Orbit, LLC and the Registrant, dated August 22, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.17†	Standby Equity Purchase Agreement, dated March 28, 2022 by and between the Registrant and YA II PN, Ltd.
10.20
Promissory Note, dated January 18, 2021, issued to NextGen Sponsor II LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed (File No. 333-253848) filed on March 12, 2021).

10.21	Promissory Note, dated August 12, 2021, issued to NextGen Sponsor II LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 20, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
23.1*	Consent of KPMG LLP.
24.1*	Powers of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________
*Filed herewith.
**Furnished herewith.
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(a)(6).
^    Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.
#    Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf bythe undersigned, thereunto duly authorized.

VIRGIN ORBIT HOLDINGS, INC.

Date:	March 30, 2022	By:	/s/ Daniel Hart
		Name:	Daniel Hart
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2022	By:	/s/ Brita O’Rear
		Name:	Brita O’Rear
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Hart and Brita O’Rear, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Hart	Chief Executive Officer and Director	March 30, 2022
Daniel Hart	(Principal Executive Officer)

/s/ Brita O’Rear	Chief Financial Officer	March 30, 2022
Brita O’Rear	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Susan Helms	Director	March 30, 2022
Susan Helms

/s/ Evan Lovell	Chairman of the Board	March 30, 2022
Evan Lovell

/s/ George N. Mattson	Director	March 30, 2022
George N. Mattson

/s/ Katharina McFarland	Director	March 30, 2022
Katharina McFarland

/s/ Abdulla Shadid	Director	March 30, 2022
Abdulla Shadid

/s/ Gregory L. Summe	Director	March 30, 2022
Gregory L. Summe

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Virgin Orbit Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virgin Orbit Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Los Angeles, California
March 30, 2022

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Balance Sheets
As of December 31, 2021 and December 31, 2020
(In thousands, except per share data)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$194,154	$22,433
Restricted cash	828	4,353
Accounts receivable, net	2,080	3,358
Contract assets	3,077	—
Inventory	33,927	66
Prepaid expenses	4,712	6,421
Total current assets	238,778	36,631
Property, plant and equipment, net	61,425	49,103
Right-of-use assets	14,685	14,466
Investments	13,498	—
Other noncurrent assets	3,354	403
Total assets	$331,740	$100,603

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$10,334	$3,303
Current portion of lease obligation	1,642	1,154
Accrued liabilities	23,790	18,419
Deferred revenue	12,150	4,119
Due to related party	42	117
Total current liabilities	47,958	27,112
Lease obligation, net of current portion	14,078	14,179
Deferred revenue, net of current portion	28,991	23,520
Long-term debt due to Parent Company	—	235,108
Public and private placement warrant liabilities	20,188	—
Provision for contract losses and other long-term liabilities	7,555	306
Total liabilities	118,770	300,225
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 334,919,914 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	34	27
Additional paid-in capital	1,033,393	463,380
Accumulated deficit	(820,454)	(663,163)
Accumulated other comprehensive (loss) income	(3)	134
Total stockholders’ equity (deficit)	212,970	(199,622)
Total liabilities and stockholders’ equity (deficit)	$331,740	$100,603
The accompanying notes are an integral part of the consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for per share data)

	Years Ended December 31,
	2021	2020

Revenue	$7,385	$3,840
Cost of revenue	37,872	3,168
Gross profit	(30,487)	672
Selling, general and administrative expenses	92,796	43,003
Research and development expenses	48,079	137,135
Operating loss	(171,362)	(179,466)
Other income (expense):
Change in fair value of equity investments	6,792	—
Change in fair value of liability classified warrants	3,749	—
Interest expense, net	(24)	(4,852)
Other income, net	3,560	62,671
Total other income (expense), net:	14,077	57,819
Loss before income taxes	(157,285)	(121,647)
Provision for income taxes	6	5
Net loss	(157,291)	(121,652)

Other comprehensive income (loss)
Foreign currency translation adjustment	137	(93)
Total comprehensive loss	$(157,154)	$(121,745)

Net loss per share:
Basic and diluted	$(0.55)	$(0.50)

Weighted average shares outstanding
Basic and diluted	287,527,234	244,163,821
The accompanying notes are an integral part of the consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years ended December 31, 2021 and 2020
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2019	221,829,175	$22	$428,328	$41	$(541,511)	$(113,120)
Net loss	—	—	—	—	(121,652)	(121,652)
Stock-based compensation	—	—	3,154	—	—	3,154
Exercise of stock options	108,456	—	409	—	—	409
Advances to stock option holders	—	—	(18)	—	—	(18)
Other comprehensive loss	—	—	—	93	—	93
Parent Company contributions	44,681,954	5	149,995	—	—	150,000
Parent Company distributions	—	—	(118,488)	—	—	(118,488)
Balance as of December 31, 2020	266,619,585	$27	$463,380	$134	$(663,163)	$(199,622)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2020	266,619,585	$27	$463,380	$134	$(663,163)	$(199,622)
Net loss	—	—	—	—	(157,291)	(157,291)
Stock-based compensation	—	—	10,621	—	—	10,621
Exercise of stock options	963,790	—	2,807	—	—	2,807
Advances to stock option holders	—	—	18	—	—	18
Other comprehensive loss	—	—	—	(137)	—	(137)
Issuance of common stock due to Parent Company contributions	35,737,509	3	169,137	—	—	169,140
Conversion of long-term debt due to Parent Company to Parent Company non-cash contributions	—	—	235,108	—	—	235,108
Reverse recapitalization, net of transaction costs	31,599,030	4	152,322	—	—	$152,326
Balance as of December 31, 2021	334,919,914	$34	$1,033,393	$(3)	$(820,454)	$212,970
The accompanying notes are an integral part of the consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2021 and 2020
(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(157,291)	$(121,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,433	13,975
Stock-based compensation	10,621	3,154
Inventory write-down	4,078	—
Non-cash interest on long-term debt, due to Parent Company	—	4,831
Non-cash investment in Sky and Space	(1,706)	—
Change in fair value of equity investments	(6,792)	—
Change in fair value of liability classified warrants	(3,749)	—
Changes in operating assets and liabilities:
Accounts receivable	1,278	(1,351)
Contract assets	(3,077)	—
Inventory	(37,940)	(66)
Prepaid expenses	(1,259)	320
Other noncurrent assets	(32)	(82)
Due (to) from related party, net	(75)	898
Accounts payable	6,639	(480)
Other long-term liabilities	2,142	(472)
Accrued liabilities	5,326	5,921
Deferred revenue	13,502	(48,090)
Other, net	(95)	78
Net cash used in operating activities	(153,997)	(143,016)
Cash flows from investing activities:
Purchase of property and equipment	(25,280)	(13,337)
Purchase of investment in Arqit	(5,000)	—
Proceeds from sale of property and equipment	—	39
Net cash used in investing activities	(30,280)	(13,298)
Cash flows from financing activities:
Payments of finance lease obligations	(257)	(243)
Proceeds from the exercise of stock options	2,807	409
Advances to stock option holders	18	(18)
Parent Company contributions	169,139	150,000
Parent Company distributions	—	(118,488)
Proceeds from reverse recapitalization	200,102	—
Payment of transaction costs related to reverse recapitalization	(19,336)	—
Net cash provided by financing activities	352,473	31,660
Net increase (decrease) in cash and cash equivalents and restricted cash	168,196	(124,654)
Cash and cash equivalents and restricted cash at the beginning of the period	26,786	151,440
Cash and cash equivalents and restricted cash at the end of the period	$194,982	$26,786

Cash and cash equivalents	$194,154	$22,433
Restricted cash	828	4,353
Cash and cash equivalents and restricted cash	$194,982	$26,786

Supplemental disclosures
Schedule for non-cash investing activities and financing activities
Conversion of long-term debt due to Parent Company to Parent Company non-cash contributions	$235,108	$—
Unpaid property, plant and equipment received	$121	$26
The accompanying notes are an integral part of the consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

(1)Organization and Business Operations

Virgin Orbit Holdings, Inc. (“Virgin Orbit”) and with its wholly owned subsidiaries, the “Company,” “we,” “us” or “our”) are focused on the development, manufacture and related technologies of rockets for the purpose of conducting mission launch operations to place payloads into orbit. The Company is a vertically integrated aerospace company pioneering commercial space orbital air pad launch solutions for small satellites across various industries including government, research and education. The development and manufacturing activities are located in Long Beach, California, with a testing facility in Mojave, California. We successfully completed three orbital launches in 2021 and early 2022 out of Mojave, California, and we have delivered 26 satellites to their desired orbits with high precision. The Company plans to conduct future commercial launches out of Guam and Cornwall.
The Business Combination

On August 22, 2021, NextGen Acquisition Corp. II (“NextGen”) via Pulsar Merger Sub, Inc. (“Pulsar Merger Sub”) and Vieco USA entered into a merger agreement (the “Merger Agreement”) to contemplate Pulsar Merger Sub merged with and into Vieco USA, with Vieco USA surviving the merger as a wholly owned subsidiary of NextGen (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

On December 28, 2021, in anticipation for the Transactions, VO Holdings merged with and into Vieco USA, with Vieco USA surviving the merger. (the “Pre-Closing Restructuring”). Pursuant to the Pre-Closing Restructuring, (i) all shares of common stock of Vieco USA held by the Parent Company immediately prior to such merger were cancelled in exchange for a number of shares of Vieco USA common stock equal to the number of shares of VO Holdings common stock held by Vieco USA immediately prior to such merger, (ii) the VO Holdings common stock held by all other stockholders of VO Holdings.

On December 29, 2021, the Transactions were consummated and (the “Transaction Close” or “Closing”) and NextGen changed its name from NextGen Acquisition Corp. II to Virgin Orbit Holdings, Inc.

Upon the Closing, holders of all issued and outstanding Vieco USA common stock received a total of 303,320,884 shares of common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio issued and outstanding as of the Closing and all holders of issued and outstanding Vieco USA options received options to purchase shares of Virgin Orbit (“Virgin Orbit Options”), covering 10,704,645 shares of common stock after giving effect to the exchange ratio of approximately 1.250301 (the “Exchange Ratio”), based on the following events contemplated by the Merger Agreement:

•the surrender and exchange of all 100 issued and outstanding shares of Vieco USA common stock and 242,423,615 shares of VO Holdings common stock into an equal amount of Vieco USA common stock shares;

•the vesting and settlement of 290,689 granted and outstanding VO Holdings stock appreciation rights (“SARs”) with 218,584 shares of Vieco USA common stock for which the performance condition was deemed satisfied upon the merger of VO Holdings with and into Vieco USA occurred prior to the Closing;

•the surrender and exchange of all issued and outstanding shares of Vieco USA common stock into 303,320,884 shares of common stock as adjusted by the Exchange Ratio; and

•the cancellation and exchange of all 8,658,565 granted and outstanding vested and unvested Vieco USA Options into 10,704,645 Virgin Orbit Options exercisable for shares of common stock with the same terms and vesting conditions except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio.

In addition, the following events occurred as part of the Transactions:

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1)Organization and Business Operations (cont.)
•the sale and issuance of 10,000,000 shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $100.0 million pursuant to the Subscription Agreements entered in connection with the PIPE Investment;

•the sale and issuance of 6,020,000 shares of common stock, of which 5,820,000 shares were issued to Virgin Group, pursuant to the Additional Equity Amount, and 200,000 shares were issued to the co-chairmen of NextGen, at a price of $10.00 per share for a total purchase price of $60.0 million, in order to satisfy the Minimum Cash Condition included in the Merger Agreement;

•the forfeiture of 765,000 Class B ordinary shares beneficially held by NextGen Sponsor prior to the Closing;

•the effectiveness of transfer restrictions and contingent forfeiture provisions of 1,319,980 Class B ordinary shares (the “Sponsor Earnback Shares”) and 1,015,190 private placement warrants (the “Sponsor Earnback Warrants”, and together with the Sponsor Earnback Shares, “Sponsor Earnback Securities”) beneficially held by NextGen Sponsor II LLC (“NextGen Sponsor”) until the earnback triggering events occur when Virgin Orbit’s stock price exceeded certain predetermined levels in the post-Closing period pursuant to a letter agreement (the “Sponsor Agreement”). See Note 13 - Stockholders' Equity (Deficit) – Sponsor Earnback Securities for more information; and

•payments of $27.9 million for NextGen’s transaction costs and of $314.8 million for the redemption of NextGen’s 31,480,291 Class A ordinary shares at approximately $10.00 per share from NextGen’s trust account.

Immediately after giving effect to the Transactions, the following were outstanding:

•334,919,914 shares of Virgin Orbit common stock, consisting of (a) 303,320,884 shares issued to holders of all issued and outstanding Vieco USA common stock (b) 6,020,000 shares issued to the Parent Company and NextGen (b) 6,779,166 shares issued to the holders of NextGen’s Class A ordinary shares, which reflects the redemptions of 31,480,291 Class A ordinary shares with respect to the holders who exercised their redemption rights, (c) 8,799,864 shares issued to the holders of NextGen’s Class B ordinary shares, and (d) 10,000,000 shares issued in the PIPE Investment;

•public warrants to purchase 7,651,891 shares of Virgin Orbit common stock at an exercise price of $11.50 per share issued upon conversion of the outstanding NextGen warrants prior to the Business Combination;

•private placement warrants to purchase 6,767,927 shares of Virgin Orbit common stock at an exercise price of $11.50 per share issued upon conversion of the outstanding NextGen warrants prior to the Business Combination;

•warrants to purchase 500,000 shares of Virgin Orbit common stock at an exercise price of $10.00 per share issued to a third-party investor of the PIPE Investment; and

•options to purchase 10,704,645 shares of Virgin Orbit common stock Vieco USA Options at an exercise price ranging from $4.03 - $5.51 per share, prior to the Business Combination.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2021:

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1)Organization and Business Operations (cont.)

Cash proceeds from the Transactions, net of redemptions		$200,102
Less:	Payment of transaction costs related to the Transactions	(19,336)
Net cash proceeds from the Transactions		180,766
Less:	Capitalized and paid Virgin Orbit transaction costs	(393)
	Allocation to assumed public and private warrant liabilities from NextGen	(23,937)
	Allocation to assumed accrued expenses from NextGen	(45)
	Transaction costs related to concession launch service to Third-Party PIPE Investor	(4,065)
Reverse recapitalization, net of transaction costs		$152,326

The Business Combination was accounted for as a reverse recapitalization in accordance with ASC 805, Business Combinations. Under this method of accounting, NextGen was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Virgin Orbit represented a continuation of the financial statements of Vieco USA with the Business Combination treated as the equivalent of Vieco USA issuing shares for the net assets of NextGen, accompanied by a recapitalization. The net assets of NextGen are stated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Vieco USA in future reports of Virgin Orbit. This determination was primarily based on the following:

•Vieco USA stockholders in aggregate have a relative majority of the voting power of Virgin Orbit;

•The board of directors of Virgin Orbit (the “Virgin Orbit Board”) has seven members, and Vieco USA stockholders have the right to nominate the majority of the Virgin Orbit Board;

•Vieco USA’s’s senior management continues to hold the senior management roles of Virgin Orbit and is responsible for the day-to-day operations;

•Virgin Orbit assumed Vieco USA’s name of business; and

•The intended strategy and operations of Virgin Orbit will continue Vieco USA’s strategy and operations to develop small satellite launch solutions.

In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the number of shares of Virgin Orbit’s common stock, $0.0001 par value per share, issued to Virgin Orbit’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Vieco USA common stock Vieco USA Options prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio.

Virgin Orbit common stock and warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “VORB” and “VORBW,” respectively, on December 29, 2021.

Liquidity and Going Concern

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt was raised about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. The Company has incurred net operating losses and had an accumulated deficit of $820.5 million as of December 31, 2021. The Company’s cash and cash equivalents was $194.2 million and $22.4 million as of December 31, 2021 and December 31, 2020, respectively, and has not generated positive cash flows from operations.

However, through further evaluation of our strategic business plan, we identified conditions and events that alleviated substantial doubt about the Company’s ability to continue as a going concern.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1)Organization and Business Operations (cont.)

In addition to the $180.8 million the Company received in net cash proceeds from the reverse recapitalization on December 29, 2021, management plans to reduce or delay our expenditures and increase ownership equity through a Standby Equity Purchase Agreement (“SEPA”). This agreement will give us the right, from time to time, at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement.
Global Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
Consistent with the actions taken by governmental authorities, including California and District of Columbia, where most of the Company’s workforce is located, the Company has taken steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, the Company initially reduced and then temporarily suspended on-site operations for one week at our facilities in Long Beach, California in late March 2020. Starting late March 2020, approximately two-thirds of the Company’s workforce and contractors were able to complete their duties from home. As government authorities had classified the Company’s business as part of the nation’s critical infrastructure, the remaining one-third of the Company’s workforce was able to resume on-site operations, under revised operational and manufacturing plans that conform to the latest COVID-19 health precautions. This includes universal facial covering requirements, rearranging facilities to follow social distancing protocols, conducting active daily temperature checks and undertaking regular and thorough disinfecting of surfaces and tools, and regular testing of the Company’s employees and contractors for COVID-19 on a regular basis.
The COVID-19 pandemic and the continuing precautionary measures taken have adversely impacted the Company’s operational efficiency and caused delays in operational activities. The ongoing impact will depend on the duration of the pandemic, which is being mitigated by advances in the treatment of the disease, prevention efforts including vaccines, broad government measures to contain the spread of the virus, and related government stimulus measures. However, should the Company experience sustained impact from the pandemic, additional actions such as cost reduction measures, may need to be implemented.
As of the date of the issuance of these consolidated financial statements, most of the Company’s employees whose work requires them to be in our facilities are now back on-site, but the Company experienced, and expects to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19.
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission. All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation.
(b)Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Further, Section 102(b)(1) of the JOBS Act

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
(c)Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, useful lives of property, plant and equipment, net, leases, income taxes including deferred tax assets and liabilities and impairment valuation, assumptions included in the valuation of the stock-based awards, assumptions included in the valuation of the Company’s common stock, and contingencies.
(d)Cash Equivalents

The Company's cash consists of cash on hand. We consider all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents.
(e)Restricted Cash
Restricted cash includes any cash deposits received from customers, that are contractually restricted for operational use until the launch service is provided or the deposits are refunded.
(f)Accounts Receivable
Accounts receivable are recorded at their net realizable value. The Company’s estimate for expected credit losses for outstanding accounts receivable are based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and the establishment of specific reserves for customers in an adverse financial condition. Adjustments are made based upon the Company’s expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. The Company also considers current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company reassesses the adequacy of estimated credit losses each reporting period. There was no allowance for uncollectible amounts and no write-offs as of and for the years ended December 31, 2021 and 2020. The Company does not have any off-balance sheet credit exposure related to its customers.
(g)Prepayments
Prepayments consist of prepaid rent, prepaid insurance, prepaid medical insurance, prepaid workers compensation and other general supplier prepayments.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

(h)Inventory
As of December 31, 2020, inventory consisted entirely of spare parts from bridge ventilators the Company built to help in the fight against the COVID-19 pandemic. Given the Company’s raw materials and work in process used for the production of the Company’s rockets did not have alternative use and technological feasibility had not yet been attained as of December 31, 2020, materials, labor and overhead costs used for the production of the Company’s rockets were recorded to research and development expenses.
On January 18, 2021, the Company determined technological feasibility was reached given this was the Company’s first successful delivery of a customer payload into orbit. The Company began capitalizing the raw materials, labor, and overhead costs for the production of the Company’s rockets during the year ended December 31, 2021 within inventory. Inventory is stated at the lower of cost or net realizable value.
Since technological feasibility has been achieved, the determination of net realizable of long-term contract costs is based upon quarterly contract reviews that determine an estimate of costs to be incurred to complete all contract requirements. When actual contract costs and the estimate to complete exceed total estimated contract revenues, a loss provision will be recorded.
If events or changes in circumstances indicate that the utility of inventory has diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs. The Company determines the cost of inventory by using the average cost method and consumes inventory on a first-in first-out basis.
(i)Property, Plant and Equipment, Net
Property, plant and equipment, net, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization.
Depreciation on property, plant and equipment is calculated on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the estimated useful life or lease term.
The estimated useful lives for each class of property, plant and equipment are as follows:

Leasehold improvements	Shorter of the estimated useful life or lease term
Machinery and equipment	5 to 7 years
Aircraft	15 years
IT software and equipment	3 to 5 years

The Company incurs repairs and maintenance costs on major equipment, which is expensed as incurred. Assets disposed of or retired are removed from cost and accumulated depreciation accounts and any resulting gain or loss is reflected in the Company’s consolidated statements of operations and comprehensive loss.
(j)Leases
The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease.
Leases are recorded in the balance sheet as right-of-use assets (“ROU assets”) and operating and finance lease obligations. ROU assets represent the Company’s right to use the underlying assets for the lease terms and lease obligations represent the Company’s obligations to make lease payments arising from the leases. ROU assets and lease obligations are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Because the Company does not generally borrow on a collateralized basis, the Company used incremental borrowing rates determined by a third-party valuation firm based on market yields for the respective lease terms.
The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and lease obligations. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Amortization of finance lease assets is recognized over the lease term as operating expenses based on the nature of the leased asset. Interest expense on finance lease liabilities is recognized over the lease term in interest expense. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less after considering renewal terms (“short-term leases”). The Company accounts for lease and non-lease components separately.
(k)Capitalized Software
The Company capitalizes certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in property, plant and equipment, net on the consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which approximates 3 years.
(l)Long-Lived Assets
Long-lived assets consist of property, plant and equipment, net and ROU assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset to its carrying amount. The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has not recorded any impairment charges during the years presented.
Depreciation on property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the estimated useful life or lease term. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining depreciation period.
(m)Other Noncurrent Assets
Other noncurrent assets consist primarily of security deposits related to operating lease facilities.
(n)Comprehensive Loss
Comprehensive loss represents all changes in equity other than transactions with owners. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments.

(o)Revenue
The Company recognizes revenue when control of the promised goods and services is transferred to our customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company’s launch service revenue contracts have been fixed-price contracts. To the extent actual costs vary from the cost upon which the price was negotiated, the Company will generate variable levels of profit or could incur a loss.
For promised goods, revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

Launch Services
Small satellite launch operations revenue is recognized for providing customer launch services. The Company’s launch service contracts generally consisting of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When the Company determines it is probable that costs to provide the services stipulated by the launch services agreement will exceed the allocated fixed price for each launch, the Company records a provision for the contract loss. Contract losses are recorded at the contract level and are recognized when known. To the extent the contract loss provision is less than the accumulated costs to fulfill the contracts, the Company records the provision net of inventory and net of contract assets in the consolidated balance sheets. Launch service revenue was $6.0 million and $0 for the years ended December 31, 2021 and 2020, respectively. Of the launch service revenue for the year ended December 31, 2021, $4.6 million was related to a single customer.
Engineering Services
Engineering services revenue contracts obligate the Company to provide primarily research and studies services that together are one distinct performance obligation; the delivery of engineering services. The Company elected to apply the “as-invoiced” practical expedient to such revenues, and as a result, will bypass estimating the variable transaction price. Revenue is recognized as control of the performance obligation is transferred over time to the customer. Engineering services revenue was $1.4 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.
Contract Balances
Contract assets are comprised of billed accounts receivable and unbilled receivables, which is the result of timing of revenue recognition, billings and cash collections. Amounts are generally billed as work progresses in accordance with agreed-upon milestones. The Company records accounts receivable when it has an unconditional right to consideration. Contract assets are classified as current if the invoice will be delivered to the customer within the succeeding 12-month period with the remaining recorded as long-term.
In addition, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered.
The Company began capitalizing contract costs associated with specific launch services contracts with customers as the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021. As of December 31, 2021, the Company recorded $3.1 million of contract assets in the consolidated balance sheets.
The Company has not incurred incremental costs for obtaining our contracts with customers.

Contract liabilities primarily relate to small satellite launch operations and are recorded when cash payments are received or due in advance of performance. Cash payments for small satellite launch services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become nonrefundable. Customer deposits become nonrefundable and are recorded as non-current deferred revenue following the Company’s delivery of the conditions of carriage to the customer and execution of an informed consent. Non-current deferred revenue was $29.0 million and $23.5 million as of December 31, 2021 and December 31, 2020, respectively. Current deferred revenue was $12.2 million and $4.1 million as of December 31, 2021 and December 31, 2020, respectively.
Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

These individual contract assets and liabilities are reported in a net position on a contract-by-contract basis on the consolidated balance sheets at the end of each reporting period.
Remaining Performance Obligations
Remaining performance obligations are committed and represent non-cancellable contracted revenue that has not yet been recognized and will be recognized as revenue in future periods. Some contracts allow customers to cancel the contracts without a significant penalty if the Company’s launches are delayed beyond a specified period or if the Company does not achieve certain milestones, and the cancellable amount of contract value is not included in the remaining performance obligations.
As of December 31, 2021, the Company has six launch services and three engineering services revenue contracts for which it expects to transfer all remaining performance obligations to the customer by the fiscal year ending December 31, 2024 and December 31, 2022, respectively. The Company does not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which it has the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations. The remaining performance obligations of the three launch services and two engineering services revenue contracts met these exemptions.
(p)Cost of Revenue
Cost of revenue related to launch services, engineering services and bridge ventilators consists of expenses related to materials and human capital, such as payroll and benefits. As the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021, the Company began capitalizing costs for the production of the Company’s rockets for the year ended December 31, 2021, and has subsequently charged to cost of revenue the cost for rocket manufacturing including materials, labor and related mission launch costs including fuel, payroll and benefits for our launch and flight operations as well as the depreciation of the Company’s uniquely portable and reusable launch stage, Cosmic Girl (“Cosmic Girl”), facilities and equipment and other allocated overhead expenses. The costs of revenue were $37.9 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the depreciation expense of Cosmic Girl was charged to selling, general and administrative expense upon reaching technological feasibility and the portion attributed during the launch campaign was charged to cost of revenue.
(q)Selling, General and Administrative
Selling, general and administrative expenses consist of personnel-related expenses related to general corporate functions, primarily including executive management and administration, finance and accounting, legal, business development, and government affairs, as well as certain allocated costs. Personnel-related expenses primarily include salaries and benefits. Allocated costs include costs related to information technology, facilities, human resources and safety. Personnel-related expenses also include allocated sustaining activities relating to launch operations and production processes support, including required launch system maintenance, updates and documentation.
(r)Research and Development
The Company conducts research and development activities to develop existing and future technologies that advance our LauncherOne rocket systems for small satellite launch services towards commercialization. Research and development activities include basic research, applied research, concept formulation studies, design, development, and related test program activities. Costs incurred for developing our rockets primarily include equipment, material, and labor. Costs incurred for performing test flights primarily include rocket engines and fuel. Research and development costs also include rent, maintenance, and depreciation of Cosmic Girl, facilities and equipment and other allocated overhead expenses. Upon reaching technological feasibility, the cost for the rocket manufacturing including materials, labor and related mission launch costs including fuel,

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

payroll and benefits for our launch and flight operations as well as the depreciation of Cosmic Girl, will no longer be charged to research and development. The Company expensed all research and development costs as incurred of $48.1 million and $137.1 million for the years ended December 31, 2021 and 2020, respectively.
(s)Other Income, net
Other income, net consists of income that are not related to the Company’s primary operations, including interest income and miscellaneous non-operating items, such as income recognized from non-refundable deposits as a result of customer contract terminations, employee store merchandising and legal settlements.
(t)Investments
Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted as financial assets. Equity securities with readily determinable fair market value are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are included in change in fair value of equity investments in the consolidated statement of operations and comprehensive loss. Refer to Note 16 — Investments in Noncontrolled Entity.
(u)Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
(v)Warrant Liability

The Company accounts for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(3)Recently Issued and Adopted Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASU”).
Section 102(b)(1) of the JOBS Act allows emerging growth companies to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As an emerging growth company, the Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of another public company which is not an emerging growth company or an emerging growth which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Issued Accounting Standard Updates Not Yet Adopted

In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer's accounting for modifications of exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update is effective for all entities for fiscal years beginning after December 15, 2021. The Company is currently assessing the potential impact of ASU 2021-04 to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for revenue contracts acquired in business combinations. This update is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and all other entities for fiscal years beginning after December 15, 2023. The Company is currently assessing the potential impact of ASU 2021-08 to our consolidated financial statements.
Adopted Accounting Standard Updates

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and are meant to simplify and reduce the cost of accounting for income taxes. The Company removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intra-period tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The adoption of the new guidance did not have a material impact to the Company’s consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which removes references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification that are not expected to have a significant effect on current accounting practice. The changes are effective for annual periods beginning after December 15, 2020. The adoption of the new guidance did not have a material impact to the Company’s consolidated financial statements and related disclosures.
(4)Related Party Transactions
The Company licenses our brand name from certain entities affiliated with Virgin Enterprise Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Parent Company. Under the trademark license agreement (“TMLA”), the Company has the exclusive and non-exclusive rights to use the brand name “Virgin Orbit” and the Virgin signature logo. The TMLA was amended and restated and novated to Virgin Orbit in order for us to

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(5)Fair Value Measurements (cont.)
continue to have these certain rights to the “Virgin Orbit” name and brand and the Virgin signature logo following consummation of the Business Combination. Pursuant to the terms of the TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of (a) 1% of revenue or (b)(i) $375 thousand for each of the first four quarters after our commercial launch. For the year ended December 31, 2021, royalties payable for the fourth quarter was $72 thousand, which includes a prorated fee from the Amended TMLA of $12 thousand. Based on the original TMLA, royalties payable for the use of license were the greater of 1% of revenue or $60 thousand per quarter, after the Company’s first commercial launch, Tubular Bells, Part One, in June 2021. Prior to the date of the Company’s first commercial launch, royalties payable for the use of license was the greater of 1% of revenue or $20 thousand per quarter.
On October 16, 2019, the Company withdrew $104.2 million from the RLF the Company entered with the Parent Company (refer to Note 9 — Long-Term Debt) and distributed the amount to VGH to finance the operations of VGH. VGH was not obligated to repay the outstanding principal and accrued unpaid interest related to the amount withdrawn. As such, the amount has been reflected in the consolidated balance sheets as a distribution to related party within additional paid-in capital, a component of stockholders’ equity (deficit), as December 31, 2020.
On October 25, 2019, the Company entered into a transition services agreement (“TSA”) with VGH primarily for certain operating and administrative services that expires in October 2021. VGH provided pilot utilization services, finance and accounting services and insurance advisory services to the Company. The Company provides propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage services, as well as business development and regulatory affairs services to VGH. Costs incurred for the TSA are not material for the years ended December 31, 2021 and December 31, 2020, respectively.
In addition to the TSA, the Company records direct charges from VGH for other general administrative expenses. There were $91 thousand reimbursements for the year ended December 31, 2021 and $214 thousand charges for the year ended December 31, 2020, which were recorded as a reduction of selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company has a payable of $42 thousand and $117 thousand as of December 31, 2021 and December 31, 2020, respectively, due to VGH.

(5) Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Money market	$154,630	$—	$—
Investments	13,498	$—	$—
Total assets at fair value	$168,128	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$10,713	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	9,475
Total liabilities at fair value	$10,713	$—	$9,475

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of our investments.

The Company’s warrant liability as of December 31, 2021 includes public and private placement warrants that were originally issued by NextGen and assumed by the Company as part of the Closing of the Business Combination (the

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(5)Fair Value Measurements (cont.)
“Public Warrants” and “Private Warrants,” respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss. The Public Warrants are publicly-traded under the symbol “VORBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy.

For periods where no observable traded price is available, the fair value of the Private Placement Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on an iterative approach to recalculate the implied volatility using a Monte-Carlo simulation model from the historical traded prices of the warrants. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, commencing on the later of: (i) 30 days after the Closing or (ii) twelve months from the date of the closing of NextGen’s initial public offering. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly.

The change in the fair value of the private warrant liabilities, measured using Level 3 inputs, for the period from the Transaction Close through December 31, 2021 is summarized as follows:

Private placement warrant liabilities at Transaction Close	$11,235
Change in fair value of derivative warrant liabilities	(1,760)
Private placement warrant liabilities at December 31, 2021	$9,475
(6) Inventory
As of December 31, 2021, inventory is comprised of raw materials, labor, and overhead costs incurred for the production of the Company’s rockets and bridge ventilator spare parts. As of December 31, 2020, inventory was comprised entirely of bridge ventilator spare parts given technological feasibility was not reached until January 2021. Inventory consists of the following as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Raw materials	$18,890	$66
Work in process	$27,123	—
Inventories, gross	$46,013	66
Provision for contract losses	$(11,626)	—
Reserve for inventory excess and obsolescence	$(460)	—
Inventory	$33,927	$66
For the year ended December 31, 2021, the Company determined inventory related to certain near-term rocket builds was not recoverable. As a result, the Company recognized an expense of $4.1 million to write-down inventory to our estimated net realizable value.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(7) Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following as of December 31, 2021 and December 31, 2020:

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Leasehold improvements	$23,501	$20,769
Machinery and equipment	59,358	50,285
Aircraft	8,000	8,000
IT software and equipment	22,397	20,190
Construction in progress	23,167	11,898
	136,423	111,142

Less: accumulated depreciation and amortization	(74,998)	(62,039)

Property, plant and equipment, net	$61,425	$49,103
Depreciation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020

	(In thousands)
Cost of revenue	$556	$—
Research and development, net	1,348	9,333
Selling, general and administrative	10,385	2,855
Total depreciation expense	$12,289	$12,188
The Company’s capitalized software totaled $0.8 million and $0.9 million, net of accumulated amortization of $7.4 million and $6.7 million, as of December 31, 2021 and December 31, 2020, respectively. No amortization expense is recorded until the software is ready for its intended use. For the years ended December 31, 2021 and 2020, amortization expense related to capitalized software was $0.7 million and $1.0 million, respectively.
(8) Leases
The Company leases out offices and other facilities and certain manufacturing and office equipment under long-term, non-cancelable operating and finance leases. Some leases include options to purchase, terminate, or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company does not recognize ROU assets and lease obligations for short-term leases.
On May 1, 2021, the Company signed an agreement to lease certain commercial space in Guam for a monthly rent of $37 thousand with two months free rent, and fourteen-month term from June 1, 2021 to July 31, 2022, with options to extend for an additional three one-year periods. The lease agreement was entered based on plans to operate in Guam as an additional spaceport for satellite launch services. As of December 31, 2021, the Company recorded $1.5 million of ROU asset and lease obligation related to this warehouse lease in Guam.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(8) Leases (Cont.)
The components of lease expense related to leases for the period are as follows:

	Years Ended December 31,
	2021	2020

	(In thousands)
Lease Cost:
Operating lease expense	$2,952	$2,735
Short-term lease expense	3,625	3,358
Finance lease cost:
Amortization of right-of-use assets	$259	$237
Interest on lease obligations	24	21
Total finance lease cost	283	258
Total lease cost	$6,860	$6,351
The components of supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2021	2020

	(In thousands)
Cash flow information:
Cash paid for amounts included in the measurement of lease obligations for the year ended:
Operating cash flows for operating leases	$2,787	$2,273
Operating cash flows for finance leases	24	21
Financing cash flows for finance leases	257	243

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,632	$—
Finance leases	53	139

Other information:
Weighted average remaining lease term:
Operating leases (in years)	8	9
Finance leases (in years)	1	2

Weighted average discount rates:
Operating leases	11.0%	11.8%
Finance leases	6.4%	5.1%

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(8) Leases (Cont.)
The supplemental balance sheet information related to leases for the period is as follows:

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Finance leases
Long-term right-of-use assets	$252	$457

Short-term finance lease liabilities	$258	$253
Long-term finance lease liabilities	79	286
Total finance lease liabilities	$337	$539

Operating leases
Long-term right-of-use assets	$14,433	$14,009

Short-term operating lease liabilities	$1,384	$901
Long-term operating lease liabilities	13,999	13,893
Total operating lease liabilities	$15,383	$14,794
(9) Accrued Liabilities
A summary of the components of Accrued liabilities as of December 31, 2021 and December 31, 2020 is as follows:

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Accrued payroll	$1,490	$1,035
Accrued vacation	3,966	3,308
Accrued bonus	8,773	6,568
Other accrued expenses	9,561	7,508
Total accrued liabilities	$23,790	$18,419
(10) Long-Term Debt
Revolving Loan Facility
As of December 31, 2019, the Company signed a $230.0 million Revolving Loan Facility (“RLF”) with the Parent Company. On August 20, 2019, the Company entered into a $200.0 million, nine-year, RLF that bears an annual interest rate of 1.87% or the Applicable Federal Rates provided by the Internal Revenue Service (the “IRS AFRs”) applicable at the date of each draw down. The Company signed an additional ten-year term for $30.0 million RLF on October 16, 2019 with the Parent Company that had an annual interest rate of 1.86% or the IRS AFRs applicable at the date of each draw down, subordinated to the $200.0 million revolving credit facility.
The Company had outstanding principal and accrued unpaid interest balances of $235.1 million as of December 31, 2020. The Company recorded interest expense of $4.8 million for the year ended December 31, 2020. No repayments of principal balances or interest accrued have been made under the RLF.
Upon the Restructuring, the Parent Company contributed the outstanding principal of and accrued unpaid interest payable under the RLF as a capital contribution to the Company for no consideration or shares issued. As a result,

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(10)      Long-Term Debt (cont.)
the RLF was extinguished and there was no outstanding principal and accrued unpaid interest as of December 31, 2021.

(11) Warrants

The Company’s public and private warrant liabilities as of December 31, 2021 includes public and private placement warrants that were originally issued by NextGen and subsequently assumed by the Company as part of the Closing of the Business Combination. The public and private placement warrants are recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date. The change in fair value upon remeasurement is recognized in the Company’s consolidated statements of operations and comprehensive loss. For the period from the Transaction Close through December 31, 2021, the Company recognized a gain of approximately $3.7 million presented as change in fair value of the public and private warrant liabilities on the accompanying statements of operations and comprehensive loss.

Public Warrants

Each whole warrant entitles the holder to purchase one share of Virgin Orbit common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time after March 25, 2022, except as described below. Pursuant to the warrant agreement, a public warrant holder may exercise the public warrants only for a whole number of shares of common stock. The public warrants will expire five years from completion of the Business Combination (or December 29, 2026), or earlier upon redemption or liquidation.

Redemption of warrants when the price per share of common stock equals or exceeds $18.00.

The Company may redeem the public warrants (except as described herein with respect to the private placement warrants):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price of the common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share.

Redemption of warrants when the price per share of common stock equals or exceeds $10.00.

The Company may redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per public warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder;
•provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of common stock; and
• if, and only if, the Reference Value equals or exceeds $10.00 per share.

Private Placement Warrants

The private placement warrants are identical to the public warrants, except that the private placement warrants and the common shares issuable upon the exercise of the private placement warrants were not transferable, assignable or

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(11)      Warrants (cont.)
salable until 30 days after the Closing, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under the heading “Redemption of warrants when the price per common share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the private placement warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
December 31, 2021
Exercise price	$11.50
Stock price	$8.04
Option term (in years)	5.00
Volatility	33%
Risk-free interest rate	1.26%

Third-Party PIPE Investor Warrant

In connection with the Closing of the Business Combination, the Company granted a third-party investor of the PIPE Investment (“Third-Party PIPE Investor”) a warrant to purchase (including via cashless exercise) 500,000 shares of Virgin Orbit common stock at an exercise price of $10.00 per share, which has been classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the settlement of the instruments is indexed to shares of the Company’s common stock and qualifies for classification in equity. The Third-Party PIPE Investor warrant is (a) not transferable, (b) not subject to any redemption, termination (other than upon expiration of the exercise period) or right of rescission, (c) exercisable in whole or in part and (d) has an exercise period from the date of issuance to the earlier of (i) the five-year anniversary of the issuance of the Third-Party PIPE Investor warrant (or December 29, 2026) and (ii) a change in control of Virgin Orbit. The warrant shares shall (a) be listed on the Nasdaq or such other securities exchange as Virgin Orbit’s common stock is then listed on, (b) benefit from customary registration rights and (c) be subject to the restriction on transfer as stipulated by the lock-up agreement, dated August 22, 2021, by and between NextGen and the Third-Party PIPE Investor. The Third-Party PIPE Investor warrant was measured at the relative fair value at the Closing at $2.3 million as additional paid-in-capital in the consolidated balance sheets.
(12) Income Taxes
Income tax expense was $6 thousand and $5 thousand for the years ended December 31, 2021 and 2020, respectively. The effective income tax rate was nil for the years ended December 31, 2021 and 2020. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(a)Income Taxes
For the years ended December 31, 2021 and 2020, loss from continuing operations before taxes consists of the following:

	2021	2020
	(In thousands)
U.S. operations	157,274	$121,621
Foreign operations	11	$26
Loss before income taxes	$157,285	$121,647

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12) Income Taxes (cont.)
The federal and state income tax provision is summarized as follows for the years ended December 31, 2021 and 2020:

	2021	2020
	(In thousands)
Current
Federal	$—	$—
State	6	5
Foreign	—	—
Total current tax expense	6	5

Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax expense	—	—
Total tax expense	$6	$5
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands)
Deferred tax assets
Accrued employee compensation	$2,736	$2,186
NOLs and capital loss carryforwards	108,205	87,623
Credit carryforwards	110,513	114,986
Equity compensation	4,095	3,961
R&D capitalized costs	50,224	44,051
Start-up costs	40,408	43,836
Other	17,232	137
Total deferred tax assets	$333,413	$296,780

Deferred tax liabilities
Fixed asset basis	$(668)	$(1,876)
Other	(8,240)	(236)
Total deferred tax liabilities	$(8,908)	$(2,112)

Valuation allowance	$(324,505)	$(294,668)
Net deferred taxes	$—	$—
ASU 2019-12, Income Taxes (Topic 740) requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that the Company assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12) Income Taxes (cont.)
above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.
The Company may be subject to the NOL utilization provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. The Company has not completed a Section 382 analysis to determine if a change in ownership has occurred. Until an analysis is completed, there can be no assurance that the existing net operating loss carry-forwards or credits are not subject to significant limitation
Net operating losses and tax credit carryforwards as of December 31, 2021 are as follows:

	Amount	Expiration Years
	(In thousands)
Net operating losses, federal – Expiring	$106,495	2036-2037
Net operating losses, federal – Indefinite	244,011	Indefinite
Net operating losses, state – Expiring	$495,388	2028-2041
Net operating losses, state – Indefinite	126	Indefinite
Net operating losses, foreign	$11	Indefinite
Tax credits, federal	65,076	2025 - 2041
Tax credits, state	$57,516	Indefinite
In the ordinary course of its business the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. For the years ended December 31, 2021 and 2020, the Company utilized the separate return approach for the purpose of presenting the consolidated financial statements, including the tax provisions and the related deferred tax assets and liabilities. The historic operations of the Company reflect a separate return approach for each jurisdiction in which the Company had a presence and the Parent Company filed tax return for the years ended December 31, 2021 and 2020.
(b)Tax Rate Reconciliation
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2021, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate. The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	2021	2020
	(In thousands)
Statutory rate	$(33,030)	$(25,518)
State taxes, net of federal benefit	(4,995)	(6,637)
Permanent adjustments	$(560)	$411
Return to provision	10	—
Other deferred adjustment	$5,147	$(4)
General business credits	3,599	(8,803)
Change in valuation allowance	29,835	40,556
Income tax expense	$6	$5

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12) Income Taxes (cont.)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The Company records income tax expense for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records valuation allowances to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. Its assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. The Company has placed a full valuation allowance against U.S. federal and state deferred tax assets since the recovery of the assets is uncertain.
In accordance with Topic 740 and based on all available evidence, the Company believes that it is more likely than not that its deferred tax assets will not be utilized within their respective carryforward periods and has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $29.8 million during the year ended December 31, 2021. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.
As of December 31, 2021, the Company had federal net operating loss carryforwards of $350.5 million, of which $106.5 million will begin to expire in 2036 and the remainder will carryforward indefinitely. The Company has state net operating losses of $495.5 million, of which $495.4 million will begin to expire in 2028 and the remainder will carryforward indefinitely. In addition, the Company has research and development tax credit carryforwards of $65.1 million for federal income tax purposes and $57.5 million for California tax purposes. The credits are reported net of the uncertain tax benefit. The federal research and development tax credit carryforwards will begin to expire in 2025. The California state research and development tax credit will carry forward indefinitely. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.
(c)Uncertain Tax Positions
The Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the Company’s tax provision. The Company adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that the Company will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net earnings or cash flows.
As of December 31, 2021 and 2020, the Company has total uncertain tax positions of $49.6 million and $31.9 million, respectively. The Company estimates that these liabilities would be reduced by $49.6 million and $31.9 million, respectively, from offsetting tax benefits associated with the correlative effects of net operating losses and other timing adjustments. The net amounts of all years, if not required, would favorably affect the Company’s effective tax rate. No interest or penalties have been recorded related to the uncertain tax positions.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12) Income Taxes (cont.)

	2021	2020
	(In thousands)
Balance at the beginning of the year	$31,886	$29,448

Increases:
For current year’s tax positions	630	2,438
For prior years’ tax position	20,581	—

Decreases:
For reductions of prior year’s tax positions	(3,470)	—
Gross balance at the end of the year	$49,627	$31,886
It is not expected that there will be a significant change in the Company’s uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income taxes as well as to income taxes in multiple state jurisdictions, and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ending after and including December 31, 2018, including net operating losses dating back to 2005, are open for federal, state, and foreign tax purposes, respectively.

(13) Stockholders’ Equity (Deficit)

Common Stock

We have authority to issue 2,000,000,000 shares of common stock, par value $0.0001 per share. The designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of capital stock are as follows:

Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends when and as declared by the Board in accordance with applicable law and to receive other distributions from the Company. Any dividends declared by the Board to the holders of the then outstanding shares of common stock will be paid to the holders thereof pro rata in accordance with the number of shares of common stock held by each such holder as of the record date of such dividend. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the funds and assets of the Company that may be legally distributed to the Company’s stockholders will be distributed among the holders of the then outstanding shares of Common Stock pro rata in accordance with the number of shares of common stock held by each such holder.

Preferred Stock

We have the authority to issue 25,000,000 shares of preferred stock, par value $0.0001 per share. Our Board of Directors is authorized to determine the designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of preferred stock.
Sponsor Earnback Securities

During the period between the Closing and the five-year anniversary of the Closing, NextGen Sponsor has subjected the 1,319,980 Sponsor Earnback Shares of issued and outstanding common stock and 1,015,190 Sponsor Earnback Warrants of issued and outstanding private placement warrants to transfers restrictions and potential forfeiture to the Company for no consideration until the occurrence of each tranche’s respective earnback triggering event. The 1,319,980 Sponsor Earnback Shares are comprised of two separate tranches of 659,990 shares per tranche and the 1,015,190 Sponsor Earnback Warrants are comprised of two separate

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

(13) Stockholders’ Equity (Deficit) (cont.)
tranches of 507,595 warrants per tranche. The earnback triggering events for the two respective tranches of the Sponsor Earnback Securities will be met upon the earlier of (i) the date on which the volume-weighted average trading sale price of one share of our common stock quoted on Nasdaq is greater than or equal to $12.50 and $15.00, respectively, for any 20 trading days within any 30 consecutive trading day period. The earnback triggering events were determined to be indexed to the Company’s common stock.

As of December 31, 2021, the earnback triggering events were not satisfied and the Sponsor Earnback Securities remained subject to the transfer restrictions and contingent forfeiture provisions.
(14) Stock-Based Compensation
The Company maintains a stock-based compensation plan at Virgin Orbit Holdings, Inc. pursuant to which it has granted stock options to certain eligible service providers.
Prior to Closing, Virgin Orbit maintained the 2017 Stock Incentive Plan (the “2017 Plan”) to purchase VO Holdings common stock, which became Virgin Orbit common stock as part of the Business Combination. As part of the consummation of the Business Combination and adoption of the 2021 Plan, the 2017 Plan was terminated and no further awards may be granted thereunder. Upon the consummation of the Business Combination, all outstanding stock options under the 2017 Plan, whether vested or unvested, were converted into options to purchase a number of shares of common stock of Virgin Orbit based on the Exchange Ratio, with a corresponding adjustment to the exercise price such that there was no change to the aggregate exercise price for such outstanding options. The 2017 Plan will continue to govern the outstanding awards granted under this plan.
In connection with the Business Combination, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”) in order to facilitate the grant of cash and equity incentives to our directors, employees and consultants of the Company, employees of the Company’s subsidiaries and other eligible consultants and to enable us and certain of our subsidiaries and affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The 2021 Plan became effective on December 28, 2021, the date immediately preceding the consummation of the Business Combination. Stock options related to this 2021 Plan were granted in January 2022 (see Note 19 - Subsequent Event).

Compensation expense is recognized only for those options expected to vest with forfeitures estimated based on historical experience and future expectations and is adjusted for forfeitures in the period they occur. Stock-based compensation awards are amortized on a straight-line basis over the graded vesting period based on continued service.
On July 24, 2017, the Company issued 218,584 SARs related to VO Holdings common stock to certain of the Company’s employees whereby two vesting requirements must be satisfied on or before the expiration date in order for the SARs to vest. The two vesting requirements are a time-based service requirement and a performance-based condition that VO Holdings completes an initial public offering (“IPO”) or change in control. As part of the Closing of the Business Combination, the performance condition was met. On December 29, 2021, stock-based compensation expense of $1.4 million was recognized for vesting of the performance-based SARS shares converted to common stock. All outstanding stock appreciation rights related

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(14) Stock-Based Compensation (Cont.)
to VO Holdings were cancelled and converted into a number of shares of Vieco USA common stock based on the appreciation value at the time of the merger.
The following table includes the activity for all stock options granted:

	Number of shares(2)	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
	(In thousands)	(In dollars)	(In years)
Balances as of December 31, 2020	10,293	$3.72	7.84	$—
Granted	1,538	4.17
Exercised	(745)	3.79
Forfeited options	(651)	3.48
Expired or cancelled options	(1,334)	3.86
Balances as of December 31, 2021	9,101	$3.78	6.35	$35,014

Exercisable as of December 31, 2021	6,324	$3.83	5.40
_______________
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year-end date.
(2) Shares include time-based options and exclude the CEO milestone awards, totaling 1.6 million shares described below.
Stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020

	(In thousands)
Cost of revenue	$362	$—
Research and development	541	1,413
Selling, general and administrative	9,718	1,741
	$10,621	$3,154
As of December 31, 2021, and 2020, there was $1.7 million and $4.0 million, respectively, of total unrecognized stock-based compensation related to the unvested stock options granted under the 2017 Stock Incentive Plan. The cost is expected to be recognized over a weighted average term of 2.4 years. The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $7.8 million and $3.2 million, respectively.

Under the 2017 and 2021 Plans, stock options generally expire 10 years from the date of grant and are exercisable when the options vest. The options generally vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the 75% remainder vesting ratably each quarter over the next three years, subject to continued employment. Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the graded vesting period, using the accelerated attribution method, for each employee stock option expected to vest. We estimate the forfeiture rate based on

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(14) Stock-Based Compensation (Cont.)
the historical experience at the date of grant and revises it, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
On September 2, 2021, the Company granted 1,132,290 stock options to a former employee of the Company to purchase VO Holdings common stock. The stock option grant was fully vested on the date of issuance and was intended to replace an earlier stock option grant with the same exercise price that had cancelled in 2021. The new stock option was not granted pursuant to the 2017 Stock Incentive Plan and has a mandatory exercise one year anniversary from date of grant. The aggregate grant date fair value of the stock options was estimated to be $4.2 million, which was expensed at the grant date. The aggregate grant date fair value was based on the estimated fair value of the underlying Virgin Orbit common stock using the Black-Scholes option pricing model.
CEO Awards
Except with respect to the milestone and supplemental milestone awards granted to our CEO, Mr. Hart, described below, Mr. Hart’s stock options vest and become exercisable as to 25% of the underlying shares on the first anniversary of the applicable vesting commencement date, and thereafter as to the remaining 75% of the underlying shares in either (a) six substantially equal installments on each successive six-month anniversary of the vesting commencement date, or (b) twelve substantially equal installments on each successive quarterly anniversary of the applicable vesting commencement date, subject to continued employment through the applicable vesting date. In addition, Mr. Hart’s stock options will vest and become exercisable in full upon a termination of employment without “cause” within 24 months following a “change in control”, each as defined in the 2017 Plan.

On November 20, 2017, the Company granted Mr. Hart a milestone award of 757,978 stock options with an estimated grant date fair value approximating $2.1 million. Fifty percent of the stock options vested when we achieved our first commercial launch on June 30, 2021. Additionally, on March 17, 2021, the Company granted our CEO a supplemental milestone award of 845,317 stock option shares with an estimated grant date fair value approximating $2.5 million. On June, 2021, the day Virgin Orbit achieved the first commercial launch, Tubular Bells Part One, 50.0% of the milestone award vested. And on December 31, 2021, the last day of the first calendar year in which the first commercial launch occurred, 33.3% of the supplemental milestone award vested. The remaining 50.0% of the milestone award and the remaining 66.7%of the supplemental milestone award will vest upon Mr. Hart’s continued service through the last day of the first calendar year in which the Company has five successful revenue-generating deployment launches of satellites into their respective intended orbits in such calendar year.
Stock Option Valuation

The Company uses the Black-Scholes option pricing model to determine the fair value of the awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

The weighted average assumptions used to value the option grants for 2021 and 2020 are as follows:

	2021			2020
Expected life (in years)	5.00	-	6.12	5.92	-	6.12
Volatility	60.0%			60.0%
Risk-free interest rate	0.60%	-	1.85%	0.39%	-	1.63%
Dividend yield	—		—	—		—

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(15) Net Loss Per Share
The following table presents net loss per share and related information:

	Years Ended December 31,
	2021	2020

	(In thousands, except for per share data)
Basic and diluted:
Net loss	$(157,291)	$(121,652)
Weighted average common shares outstanding	287,527,234	244,163,821
Basic and diluted net loss per share	$(0.55)	$(0.50)

Earnings per share calculations for all periods prior to the Business Combination have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net loss per share is calculated based on the weighted average number of common stock then outstanding.

Basic and dilutive net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities. The 1,319,980 Sponsor Earnback Shares are securities that do not contractually entitle the holders of such shares to participate in nonforfeitable dividends and do not contractually obligate the holders of such shares to participate in losses. The consolidated statements of operations and comprehensive loss reflects a net loss for the period presented and, accordingly, no loss amounts have been allocated to the Sponsor Earnback Shares. The Sponsor Earnback Shares have also been excluded from basic and diluted net loss per share attributable to common stockholders as such shares of Virgin Orbit common stock are contingently recallable until the Sponsor Earnback Shares are no longer subject to transfer restrictions and contingent forfeiture provisions upon the satisfaction of the earnback triggering events.

As of December 31, 2021 and 2020, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,904,628 shares and the potential effect of outstanding Virgin Orbit Options to purchase shares of common stock totaling 10,704,645 shares in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. The 1,015,190 Sponsor Earnback Warrants are excluded as the underlying shares are contingently recallable until the Sponsor Earnback Warrants are no longer subject to transfer restrictions and contingent forfeiture provisions upon the satisfaction of the earnback triggering events.
(16) Investments in Noncontrolled Entity
Sky and Space Global Limited Investment
On October 23, 2020, the Company and Sky and Space Global Limited (“SAS”) entered into a settlement agreement to terminate and mutually release the parties from the launch service agreement dated September 16, 2016. The agreement took effect depending on the successful relisting and IPO of SAS on the Australian Stock Exchange (“ASX”) and any additional requirements from regulators.
The settlement agreement also includes a services and reseller agreement, under which the Company will receive a non-refundable fee of AUD 1.0 million per year for its promotion services for three years on a quarterly basis beginning on July 1, 2021 and ending on April 1, 2024, and the Company will pay SAS a fee of AUD 0.1 million for each launch that is resold or referred by SAS. Given the settlement was contingent on events which had not yet occurred as of December 31, 2020, the services and reseller agreement were not recognized in the consolidated financial statements for the year ended December 31, 2020.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(16) Investments in Noncontrolled Entity (cont.)
On February 16, 2021, under the terms of the settlement agreement, the Company was issued 11,000,000 ordinary shares of SAS Parent at AUD 0.20 per share for a total of 2.2 million AUD, or $1.7 million, which represents 14.7% of ownership in SAS Parent. The Company is also entitled to one observer seat on the board of directors of the parent company of SAS Parent so long as the Company maintains its ownership of 1,000,000 ordinary shares of SAS Parent. The Company does not have significant influence or the ability to exercise significant influence or control over SAS Parent. Therefore, the investment is accounted as a financial asset included in non-current asset in the consolidated balance sheets, with unrealized gain or loss and dividends recognized in the consolidated statement of operations and comprehensive loss. The Company has recognized upon issuance of the 11,000,000 ordinary shares of SAS Parent, an unrealized gain of $1.7 million from the initial investment, with an offset of $0.2 million unrealized loss based on SAS’ fair value as of December 31, 2021, which is recorded in other income, net for the year ended December 31, 2021.
On April 20, 2021, the Company was issued 7,000,000 fully vested call options with a strike price of AUD 0.40 per share, with settlement of the call options contingent upon the successful relisting and IPO of SAS Parent. As the relisting and IPO has not yet occurred as of December 31, 2021, the issuance of the options was not recognized in the consolidated financial statements. The Company also determined the estimated value of such options was not material.
On August 27, 2021, SAS Parent officially discontinued its efforts to be relisted on ASX. On September 8, 2021, the Company amended the services and reseller agreement to remove the condition of SAS Parent to be relisted on ASX resulting in the settlement agreement as well as the services and reseller agreement becoming effective. Accordingly, the $1.2 million deposit from SAS related to the terminated launch service agreement historically recorded in deferred revenue has been released from deferred revenue and recorded as other income, net in the consolidated statements of operations and comprehensive loss. The removal of this condition also relates to the outstanding call options, which as a result of the amendment, can be exercised into shares of SAS Parent regardless of the SAS Parent being relisted on ASX. However, the value of the options are not material for the periods presented. As of December 31, 2021, there were no material changes in the Company’s investment in SAS.

Arqit PIPE Investment
On May 12, 2021, the Company entered into a binding term sheet (the “Term Sheet”) and a subscription agreement to commit to contribute $5.0 million to Arqit Limited (“Arqit”) in a PIPE transaction (the “Arqit PIPE Investment”) in exchange for 500,000 ordinary shares at $10.00 per share, subject to and contingent upon the closing of a planned merger transaction (the “Arqit Transaction”) between Arqit and Centricus Acquisition Corp., a SPAC unaffiliated with the Company. Upon closing of the Arqit Transaction, Arqit will deliver $5.0 million to the Company as a non-refundable deposit to be applied towards the first satellite launch service to be provided by the Company under a yet to be executed launch service agreement, which will be negotiated within sixty days of the closing of the Arqit Transaction.
On September 3, 2021, the Arqit Transaction was consummated, and the Company made the Arqit PIPE Investment, which was recorded as a financial asset in investments in the consolidated balance sheets. Arqit concurrently delivered to the Company $5.0 million non-refundable deposit to be applied towards the first satellite launch service to be provided by the Company under the yet to be executed launch service agreement, which was recorded as deferred revenue in the consolidated balance sheets. The Company and Arqit are currently negotiating the launch service agreement. During the year ended December 31, 2021, the Company recorded an unrealized gain of $6.9 million from the Arqit PIPE Investment in the consolidated statements of operations and comprehensive loss.
(17) Commitments and Contingencies
(a)Lease Obligations
The Company has several non-cancelable operating leases primarily related to the lease of its manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from 3 to 10 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(17) Commitments and Contingencies (cont.)
have rent-free periods or escalating payment provisions, and the Company recognizes rent expense of such arrangements on a straight-line basis.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2021 are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2022	$3,046	$258
2023	3,064	81
2024	3,121	18
2025	2,444	—
2026	2,631	—
Thereafter	9,647	—
Total payments	$23,953	$357
Less:
Imputed interest/present value discount	(8,570)	(20)
Present value of lease liabilities	$15,383	$337
(b)Purchase commitments
The Company has non-cancelable purchase commitments as of December 31, 2021, primarily related to supply and engineering services providers. The purchase commitments as of December 31, 2021 are as follows:

	Payments Due by Periods
Commitments and obligations	Less than 1 year (remaining)	1 – 3 years	3 – 5 years	More than 5 years	Total

	(In thousands)
Purchase commitments	$20,948	$27,500	$—	$—	$48,448
Amounts purchased under these arrangements for the years ended December 31, 2021 and 2020 were $1.5 million and $1.7 million, respectively.
(c)Litigation and Claims
From time to time, the Company is party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company determines when and how much to accrue for and disclose related to legal and other contingencies. Accordingly, the Company discloses contingencies deemed to be reasonably possible and accrues loss contingencies when, in consultation with legal advisors, it is concluded that a loss is probable and reasonably estimable. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions on a quarterly basis and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. The outcome of legal matters and litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, the Company’s results of operations, and financial condition, including in a particular reporting period, could be materially adversely affected.
On June 4, 2019, the Company filed a complaint in the U.S. District Court for the Southern District of New York as OneWeb, one of the Company’s largest customers, cancelled 35 of planned 39 launches. Subsequently on March 27, 2020, OneWeb filed for Chapter 11 Bankruptcy which terminated the entire launch

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(17) Commitments and Contingencies (cont.)
service agreement entered with the Company during its bankruptcy process by September 18, 2020, resulting in a release of performance rights and performance obligations. As of the date of the issuance of these consolidated financial statements, the disposition remains outstanding.
For the years ended December 31, 2021 and 2020, there were no other material legal proceedings.
(d)Contingencies
The Company identified certain contracts where the expected costs to fulfill the contract will be in excess of the estimated transaction price. On October 1, 2017, the Company entered into a launch service agreement with a customer to provide a dedicated primary launch service which would deliver 150 kg of the customer’s payload. Per the terms of the agreement, the dedicated primary launch shall have a firm fixed price of $4.9 million. The Company amended the contract from a dedicated primary launch to secondary rideshare launches, with the $4.9 million firm fixed price allocated across the three launches based on the relative anticipated payload kilogram weight. During the year ended December 31, 2021, the Company determined that it was probable that the costs to provide the services as stipulated by the amended launch services agreement would exceed the allocated firm fixed price of each launch. As such, the Company recorded a provision for contract loss for these three secondary rideshare launches. During the year ended December 31, 2021, one of the three launches occurred. The provision for contract losses outstanding as of December 31, 2021 related to the remaining two launches is $12.5 million, of which $6.9 million is recorded net of inventory and $2.4 million is recorded net of contract assets in the consolidated balance sheets.
Additionally, the Company identified launch service agreements with four other customers. Three of the launch service agreements are related to secondary rideshare launches where it was probable that the costs to provide the services would exceed the allocated firm fixed price of each launch. The Company recorded a provision for contract losses of $4.9 million, with $4.7 million recorded net of inventory and $0.2 million recorded net of contract assets in the consolidated balance sheets during the year ended December 31, 2021.
As part of the Business Combination, the Company is providing a concession launch service for a Third-Party PIPE Investor in the first quarter of 2023. Accordingly, the Company recorded a contract loss reserve of $4.1 million based on the estimate of the cost to fulfill this obligation, offset to additional paid in capital as this is considered to be a transaction cost or cost of capital.
Consistent with the accounting of its firm fixed price contracts, the Company continually reviews cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made.
(18) Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $4.0 million and $4.0 million for the years ended December 31, 2021 and 2020, respectively.
(19) Subsequent Events
The Company has evaluated subsequent events from December 31, 2021 through March 28, 2022, the date at which the consolidated financial statements were available to be issued and concluded there were no subsequent events to recognize in the consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Equity Awards Granted on January 4, 2022

On January 4, 2022, our board of directors granted stock option shares to our named executive officers, in connection with the Closing and as part of the 2021 Plan, covering 820,349 shares (Mr. Hart) or 164,070 shares (each of Messrs. Simpson and Gingiss), with an aggregate grant-date fair value of approximately $5.6 million.

Mr. Hart’s stock option vests and becomes exercisable as to 25% of the underlying shares on the first anniversary of the Closing, and thereafter as to the remaining 75% of the underlying shares in six substantially equal installments on each successive six-month anniversary of the Closing, subject to continued employment. In addition, Mr. Hart’s stock option will vest and become exercisable in full upon a termination of employment without “cause” or for “good reason”, each as defined in his existing employment agreement, subject to his timely execution and non-revocation of a general release of claims.

The stock options granted to Messrs. Simpson and Gingiss vest and become exercisable as to 25% of the underlying shares on the first anniversary of the grant date (January 4, 2022) and thereafter as to 1/12th of the underlying shares on each quarterly anniversary of the grant date, subject to continued employment.

As part of the new hire and annual refresh awards for 2021, 3.9 million shares were granted to eligible employees. Awards are approximated to be $19.0 million based on the estimated fair value of the Company’s underlying common shares.

Standby Equity Purchase Agreement

On March 28, 2022, we entered into a standby equity purchase agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement.