Form 10-K/A
period 2021-12-31
Virgin Orbit Holdings, Inc.
filed 2022-04-04
CIK 1843388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: None
__________________________

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Virgin Orbit Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities Exchange Commission on March 30, 2022 (the “Original Form 10-K”) solely to include exhibits that were inadvertently omitted or incorrectly hyperlinked in the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

The Company’s independent registered public accounting firm is KPMG LLP, Los Angeles, California, Auditor Firm ID: 185.

Item 15.    Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, dated as of August 22, 2021, by and among the Registrant, Pulsar Merger Sub, Inc., and NextGen Acquisition Corp. II (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

3.1	Certificate of Incorporation of Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-262326) filed on January 25, 2022).
3.2	Bylaws of Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
4.1
Warrant Agreement, dated as of March 22, 2021, between NextGen Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 25, 2021.

4.2
Amendment to the Warrant Agreement, dated as of January 14, 2022, between Virgin Orbit Holdings, Inc. and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-262326) filed on January 25, 2022).

4.3	Specimen Common Stock Certificate of Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).
4.5	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to the Original Form 10-K).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
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

10.3
Letter Agreement, dated March 22, 2021, among the Registrant, NextGen Sponsor II LLC and the Registrant’s officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 25, 2021).

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

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2021).
10.9†+	Subscription Agreement, dated as of December 28, 2021, by and between the Registrant and Virgin Investments Limited (incorporated by reference to Exhibit 10.9 to the Original Form 10-K).

Exhibit No.	Description
10.10#	Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
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

10.13(b)#
Stock Option Agreement, by and between the Company and Daniel Hart under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13(b) to the Original Form 10-K).

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

10.17*†+	Standby Equity Purchase Agreement, dated March 28, 2022 by and between the Registrant and YA II PN, Ltd.
10.20
Promissory Note, dated January 18, 2021, issued to NextGen Sponsor II LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed (File No. 333-253848) filed on March 12, 2021).

10.21	Promissory Note, dated August 12, 2021, issued to NextGen Sponsor II LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 20, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Original Form 10-K).
24.1	Powers of Attorney (included on the signature page to the Original Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Form 10-K).

32.2**
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Original Form 10-K).

Exhibit No.	Description
101.INS
Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Original Form 10-K).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Form 10-K).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Original Form 10-K).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Original Form 10-K).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Form 10-K).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Original Form 10-K).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

VIRGIN ORBIT HOLDINGS, INC.

Date:	April 4, 2022	By:	/s/ Daniel Hart
		Name:	Daniel Hart
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	April 4, 2022	By:	/s/ Brita O’Rear
		Name:	Brita O’Rear
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)