Form 10-Q
period 2022-03-31
Virgin Orbit Holdings, Inc.
filed 2022-05-12
CIK 1843388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40267

Virgin Orbit Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1576914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4022 E. Conant St.
Long Beach, CA	90808
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (562) 388-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	VORB	The Nasdaq Stock Market LLC
Warrants to purchase common stock, $0.0001 par value per share	VORBW	The Nasdaq Stock Market LLC

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

As of May 7, 2022, there were approximately 334,919,914 shares of the registrant's common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward- looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements, including statements regarding our future results of operations and financial position, capital requirements and ability obtain adequate financing, business strategy, growth of the space market , our planned commercial launches, our research and development costs and timing and likelihood of success of the plans and objectives of management for future operations. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•the impact of the ongoing COVID-19 pandemic;
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

The foregoing list of factors is not exhaustive. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the documents we reference herein. The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. We qualify all of our forward-looking statements by these cautionary statements. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. These risks include the following:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021
(In thousands, except per share data)

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$127,440	$194,154
Restricted cash	828	828
Accounts receivable, net	3,500	2,080
Inventory	44,728	33,927
Prepaid expenses and other current assets	10,792	7,789
Total current assets	187,288	238,778
Property, plant and equipment, net	63,503	61,425
Right-of-use assets	14,379	14,685
Investments	9,313	13,498
Other noncurrent assets	1,423	3,354
Total assets	$275,906	$331,740

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,010	$10,334
Current portion of lease obligation	1,663	1,642
Current portion of provision for contract losses	4,750	—
Accrued liabilities and other current liabilities	22,490	23,832
Deferred revenue	19,123	12,150
Total current liabilities	56,036	47,958
Lease obligation, net of current portion	13,757	14,078
Deferred revenue, net of current portion	23,303	28,991
Public and private placement warrant liabilities	20,188	20,188
Provision for contract losses, net of current portion and other long-term liabilities	8,469	7,555
Total liabilities	121,753	118,770
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 334,919,914 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	34	34
Additional paid-in capital	1,037,207	1,033,393
Accumulated deficit	(883,024)	(820,454)
Accumulated other comprehensive loss	(64)	(3)
Total stockholders’ equity	154,153	212,970
Total liabilities and stockholders’ equity	$275,906	$331,740
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$2,111	$5,535
Cost of revenue	17,441	2,381
Gross (loss) profit	(15,330)	3,154
Selling, general and administrative expenses	32,426	19,483
Research and development expenses	10,803	17,831
Operating loss	(58,559)	(34,160)
Other (expense) income:
Change in fair value of equity investments	(4,185)	—
Change in fair value of liability classified warrants	—	—
Interest expense, net	(28)	(7)
Other income	202	1,842
Total other (expense) income, net:	(4,011)	1,835
Loss before income taxes	(62,570)	(32,325)
Provision for income taxes	—	—
Net loss	(62,570)	(32,325)

Other comprehensive loss
Foreign currency translation adjustment	(61)	(33)
Total comprehensive loss	$(62,631)	$(32,358)

Net loss per share:
Basic and diluted	$(0.19)	$(0.12)

Weighted average shares outstanding
Basic and diluted	334,919,905	275,958,168
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2022 and 2021
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2020	266,619,585	$27	$463,380	$134	$(663,164)	$(199,623)
Net loss	—	—	—	—	(32,325)	(32,325)
Stock-based compensation	—	—	1,421	—	—	1,421
Exercise of stock options	2,789	—	21	—	—	21
Advances to stock option holders	—	—	18	—	—	18
Other comprehensive loss	—	—	—	(33)	—	(33)
Issuance of common stock due to Parent Company contributions	12,646,392	1	46,140	—	—	46,141
Conversion of long-term debt due to Parent Company to Parent Company non-cash contributions	—	—	235,108	—	—	235,108
Balance as of March 31, 2021	279,268,766	$28	$746,088	$101	$(695,489)	$50,728

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2021	334,919,914	$34	$1,033,393	$(3)	$(820,454)	$212,970
Net loss	—	—	—	—	(62,570)	(62,570)
Stock-based compensation	—	—	3,814	—	—	3,814
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2022	334,919,914	$34	$1,037,207	$(64)	$(883,024)	$154,153
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(62,570)	$(32,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,348	3,629
Stock-based compensation	3,814	1,421
Inventory write-down	1,581	—
Non-cash investment in Sky and Space	—	(1,706)
Change in fair value of equity investments	4,185	—
Changes in operating assets and liabilities:
Accounts receivable	(1,420)	352
Inventory	(6,717)	(8,495)
Prepaid expenses and other current assets	(3,004)	(1,227)
Deferred transaction costs	—	(10)
Other noncurrent assets	1,913	88
Accounts payable	(2,327)	1,424
Other long-term liabilities	(339)	(210)
Accrued liabilities	(1,317)	(2,378)
Deferred revenue	1,285	(9)
Other, net	(59)	(21)
Net cash used in operating activities	(61,627)	(39,467)
Cash flows from investing activities:
Purchase of property and equipment	(4,996)	(5,188)
Net cash used in investing activities	(4,996)	(5,188)
Cash flows from financing activities:
Payments of finance lease obligations	(91)	(61)
Proceeds from the exercise of stock options	—	21
Advances to stock option holders	—	18
Parent Company contributions	—	46,141
Net cash (used in) provided by financing activities	(91)	46,119
Net (decrease) increase in cash and cash equivalents and restricted cash	(66,714)	1,464
Cash and cash equivalents and restricted cash at the beginning of the period	194,982	26,786
Cash and cash equivalents and restricted cash at the end of the period	$128,268	$28,250

Cash and cash equivalents	$127,440	$27,234
Restricted cash	828	1,016
Cash and cash equivalents and restricted cash	$128,268	$28,250

Supplemental disclosures
Schedule for non-cash investing activities and financing activities
Unpaid property, plant and equipment received	$86	$26
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

(1)Organization and Business Operations

Virgin Orbit Holdings, Inc. (“Virgin Orbit”) and with its wholly owned subsidiaries (the “Company,” “we,” “us” or “our”) are focused on the development, manufacture and related technologies of rockets for the purpose of conducting launch operations to place payloads into orbit. The Company is a vertically integrated aerospace company pioneering commercial air-launch of small satellites for various industries including government, research and education. Our development and manufacturing activities are located in Long Beach, California, with a testing facility in Mojave, California. We successfully completed three orbital launches in 2021 and the first quarter of 2022 out of Mojave, California, and we have delivered 26 satellites to their desired orbits with high precision. The Company plans to conduct future commercial launches from other locations, including Cornwall in the UK.
The Business Combination

The registrant was initially formed on January 11, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The registrant was formed as NextGen Acquisition Corp. II (“NextGen”) and, at the time of the consummation of the transactions described in the following paragraph (the “Business Combination”), NextGen changed its name to Virgin Orbit Holdings, Inc.

On August 22, 2021, the registrant entered into a merger agreement (the “Merger Agreement”) with Pulsar Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the registrant (“Pulsar Merger Sub”), and Vieco USA, Inc. (“Vieco USA”). On December 29, 2021, as contemplated by the Merger Agreement and following approval by the registrant’s shareholders at an extraordinary general meeting held December 28, 2021, the registrant filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the registrant was domesticated and continues as a Delaware corporation, changing its name to “Virgin Orbit Holdings, Inc.” (the “Domestication”). Virgin Investments Limited, a company limited by shares under the laws of the British Virgin Islands (“Parent Company”), is the holder of a majority of our outstanding common stock.

Upon the closing of the Business Combination (the “Transaction Close” or the “Closing”), holders of all issued and outstanding Vieco USA common stock received a total of 303,320,884 shares of common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio (the “Exchange Ratio”) and all holders of issued and outstanding Vieco USA options received options to purchase shares of Virgin Orbit (“Virgin Orbit Options”), covering 10,704,645 shares of common stock after giving effect to the exchange ratio of approximately 1.250301 .

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

Liquidity and Going Concern

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1)Organization and Business Operations (cont.)
doubt was raised about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. The Company has incurred net operating losses and had an accumulated deficit of $883.0 million as of March 31, 2022. The Company’s cash and cash equivalents was $127.4 million and $194.2 million as of March 31, 2022 and December 31, 2021, respectively, and has not generated positive cash flows from operations.

However, through further evaluation of our strategic business plan, we identified conditions and events that alleviated substantial doubt about the Company’s ability to continue as a going concern. These conditions and events include committed cash inflow from customer signed, binding agreements, in addition to management’s plan to reduce or delay expenditures as necessary.

In addition to the $180.8 million the Company received in net cash proceeds from the reverse recapitalization on December 29, 2021, management plans to reduce or delay our expenditures and increase ownership equity through a Standby Equity Purchase Agreement (“Purchase Agreement”), as described in further detail in Note 12. Stockholders’ Equity. This agreement gives us the right, from time to time, at our option to sell to the Investor (as defined in the Purchase Agreement) up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement.
COVID-19 Pandemic
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
As of the date of the issuance of these condensed consolidated financial statements, all of our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. While many restrictions associated with COVID-19 have more recently been relaxed, the longevity and extent of the COVID-19 pandemic remains uncertain, including due to the emergence and impact of the COVID-19 variants. These measures and challenges may continue for the duration of the pandemic and may affect our revenue growth while the pandemic continues.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(2)Summary of Significant Accounting Policies
(a)Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission. All intercompany transactions and balances between the various legal entities comprising the Company have been eliminated in consolidation. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or for any other future year.
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
(c)Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, useful lives of property, plant and equipment, net, leases, income taxes including deferred tax assets and liabilities and impairment valuation, assumptions included in the valuation of the stock-based awards, assumptions included in the valuation of the Company’s common stock, contingencies, and contract losses for cost estimates-to-complete.

(d)Revenue
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

For promised goods, revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Launch Services
Small satellite launch operations revenue is recognized for providing customer launch services. The Company’s launch service contracts generally consisting of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When the Company determines it is probable that costs to provide the services stipulated by the launch services agreement will exceed the allocated fixed price for each launch, the Company records a provision for the contract loss. Contract losses are recorded at the contract level and are recognized when known. To the extent the contract loss provision is less than the accumulated costs to fulfill the contracts, the Company records the provision net of inventory and net of contract assets in the condensed consolidated balance sheets. Launch service revenue was $1.8 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively. Of the launch service revenue for the three months ended March 31, 2021, $4.6 million was related to a single customer.
Engineering Services
Engineering services revenue contracts obligate the Company to provide primarily research and studies services that together are one distinct performance obligation; the delivery of engineering services. The Company elected to apply the “as-invoiced” practical expedient to such revenues, and as a result, will bypass estimating the variable transaction price. Revenue is recognized as control of the performance obligation is transferred over time to the customer. Engineering services revenue was $0.30 million and $0.04 million for the three months ended March 31, 2022 and 2021, respectively.
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
The Company began capitalizing contract costs associated with specific launch services contracts with customers as the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021. As of March 31, 2022 and December 31, 2021, the Company recorded $3.3 million and $3.1 million, respectively, of contract assets, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The Company has not incurred incremental costs for obtaining our contracts with customers.

Contract liabilities primarily relate to small satellite launch operations and are recorded when cash payments are received or due in advance of performance. Cash payments for small satellite launch services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become nonrefundable. Customer deposits become nonrefundable and are recorded as non-current deferred revenue following the Company’s delivery of the conditions of carriage to the customer and execution of an informed consent. Non-current deferred revenue was $23.3 million and $29.0 million as of March 31, 2022 and December 31, 2021, respectively. Current deferred revenue was $19.1 million and $12.2 million as of March 31, 2022 and December 31, 2021, respectively.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

Payment terms vary by customer and type of revenue contract. The Company generally expects that the period of time between payment and transfer of promised goods or services will be less than one year. In such instances, the Company has elected the practical expedient to not evaluate whether a significant financing component exists.

These individual contract assets and liabilities are reported in a net position on a contract-by-contract basis on the condensed consolidated balance sheets at the end of each reporting period.
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
As of March 31, 2022, the Company has seven launch services and two engineering services revenue contracts for which it expects to transfer all remaining performance obligations to the customer by the fiscal year ending December 31, 2024. The Company does not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which it has the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.
(e)Cost of Revenue
Cost of revenue related to launch services and engineering services consists of expenses related to materials and human capital, such as payroll and benefits. As the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021, the Company began capitalizing costs for the production of the Company’s rockets for the year ended March 31, 2022, and has subsequently charged to cost of revenue the cost for rocket manufacturing including materials, labor and related mission launch costs including fuel, payroll and benefits for our launch and flight operations as well as the depreciation of the Company’s uniquely portable and reusable launch stage, Cosmic Girl (“Cosmic Girl”), facilities and equipment and other allocated overhead expenses. The costs of revenue were $17.4 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. As described in Note 16. Commitments and Contingencies, the Company has recorded a provision for contract losses of $11.6 million, with $5.8 million as a reduction of inventory during the year ended March 31, 2022 and the provision for contract losses outstanding related to the remaining launches for these other customers of $0.6 million, with $0.2 million as a reduction of contract assets as of December 31, 2021. During the three months ended March 31, 2022 and 2021, respectively, the depreciation expense of Cosmic Girl was charged to selling, general and administrative expense upon reaching technological feasibility and the portion attributed during the launch campaign was charged to cost of revenue.
(f)Warrant Liability

The Company accounts for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive loss.

(g)Other Summary of Significant Accounting Policies

There have been no other significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Annual Report on Form 10-K for the

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)

fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended (the “2021 Annual Report on Form 10-K”).
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2021 Annual Report on Form 10-K. Interim results are not necessarily indicative of the results for a full year.
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
Issued Accounting Standard Updates Not Yet Adopted

In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer's accounting for modifications of exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update is effective for all entities for fiscal years beginning after December 15, 2021. The Company is currently assessing the potential impact of ASU 2021-04 to our condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for revenue contracts acquired in business combinations. This update is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and all other entities for fiscal years beginning after December 15, 2023. The Company is currently assessing the potential impact of ASU 2021-08 to our condensed consolidated financial statements.
(4)Related Party Transactions
The Company licenses our brand name from certain entities affiliated with Virgin Enterprise Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Parent Company. Under the trademark license agreement (“TMLA”), the Company has the exclusive and non-exclusive rights to use the brand name “Virgin Orbit” and the Virgin signature logo. The TMLA was amended and restated and novated to Virgin Orbit in order for us to continue to have these certain rights to the “Virgin Orbit” name and brand and the Virgin signature logo following consummation of the Business Combination. Pursuant to the terms of the TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of (a) 1% of revenue or (b) $375 thousand for each of the first four quarters after our commercial launch. As of March 31, 2022, royalties payable for the quarter was $375 thousand due to VEL. As of December 31, 2021, royalties payable was $72 thousand, which includes a prorated fee from the amended TMLA of $12 thousand. Based on the original TMLA, royalties payable for the use of license were the greater of 1% of revenue or $60 thousand per quarter, after the Company’s first commercial launch, Tubular Bells, Part One, in June 2021. Prior to the date of the Company’s first commercial launch, royalties payable for the use of license was the greater of 1% of revenue or $20 thousand per quarter.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4)Related Party Transactions (cont.)
On October 25, 2019, the Company entered into a transition services agreement (“TSA”) with Galactic Enterprises, LLC, f/k/a Virgin Galactic, LLC (“GEL”) primarily for certain operating and administrative services. The original agreement expired in October 2021, and on a limited form of this agreement has been extended through July 15, 2022. Under the original agreement, GEL provided pilot utilization services, finance and accounting services and insurance advisory services to the Company, and the Company provided propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage services, as well as business development and regulatory affairs services to GEL. Under the limited extension, GEL provides pilot utilization services and the use of office space, and the Company provides GEL with propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage. Costs incurred for the TSA were not material for the three months ended March 31, 2022 and March 31, 2021. In addition to the TSA, the Company records direct charges from GEL for other general administrative expenses. There were $1 thousand reimbursements for the three months ended March 31, 2022 and $98 thousand charges for the three months ended March 31, 2021, which were recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company has a payable of $17 thousand and $42 thousand as of March 31, 2022 and December 31, 2021, respectively, due to Virgin Galactic Holdings, Inc. (“VGH”), the parent of GEL.

(5)    Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3
Assets	(in thousands)
Money market	$104,639	$—	$—
Investments	9,313	—	—
Total assets at fair value	$113,952	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$10,713	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	9,475
Total liabilities at fair value	$10,713	$—	$9,475

Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets	(in thousands)
Money market	$154,630	$—	$—
Investments	13,498	—	—
Total assets at fair value	$168,128	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$10,713	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	9,475
Total liabilities at fair value	$10,713	$—	$9,475

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of our investments.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(5) Fair Value Measurements (cont.)
The Company’s warrant liability as of March 31, 2022 includes public and private placement warrants that were originally issued by NextGen and assumed by the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the condensed consolidated balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. The Public Warrants are publicly-traded under the symbol “VORBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy.

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

The change in the fair value of the private warrant liabilities, measured using Level 3 inputs, for the period from December 31, 2021 through March 31, 2022 is summarized as follows:

Private Placement Warrants
(in thousands)
Warrant liabilities at December 31, 2021	$9,475
Change in fair value of derivative warrant liabilities	—
Warrant liabilities at March 31, 2022	$9,475
(6) Inventory
As of March 31, 2022 and December 31, 2021, inventory is comprised of raw materials, labor, and overhead costs incurred for the production of the Company’s rockets.

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Raw materials	$21,738	$18,890
Work in process	29,839	27,123
Inventories, gross	51,577	46,013
Provision for contract losses	(5,796)	(11,626)
Reserve for inventory excess and obsolescence	(1,053)	(460)
Inventory	$44,728	$33,927

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(6) Inventory (cont.)
As of March 31, 2022, the Company determined inventory related to a certain near-term rocket build was not recoverable. As a result, in addition to $4.1 million of write-downs in previous periods, we wrote down inventory of $1.6 million during the three months ended March 31, 2022 to our estimated net realizable value.
(7) Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$23,724	$23,501
Machinery and equipment	60,005	59,358
Aircraft	8,000	8,000
IT software and equipment	22,747	22,397
Construction in progress	26,942	23,167
	141,418	136,423

Less: accumulated depreciation and amortization	(77,915)	(74,998)

Property, plant and equipment, net	$63,503	$61,425
Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cost of revenue	$249	$—
Research and development, net	130	874
Selling, general and administrative	2,423	2,249
Total depreciation expense	$2,802	$3,123
The Company’s capitalized software totaled $0.7 million and $0.8 million, net of accumulated amortization of $7.5 million and $7.4 million, as of March 31, 2022 and December 31, 2021, respectively. No amortization expense is recorded until the software is ready for its intended use. For the three months ended March 31, 2022 and 2021, amortization expense related to capitalized software was $0.1 million and $0.2 million, respectively.
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
The components of lease expense related to leases for the period are as follows:

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(8) Leases (Cont.)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Lease Cost:
Operating lease expense	$784	$673
Short-term lease expense	$875	$810
Finance lease cost:
Amortization of right-of-use assets	$79	$64
Interest on lease obligations	7	7
Total finance lease cost	86	71
Total lease cost	$1,745	$1,554
The components of supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cash flow information:
Cash paid for amounts included in the measurement of lease obligations for the period ended:
Operating cash flows for operating leases	$731	$638
Operating cash flows for finance leases	$7	$7
Financing cash flows for finance leases	$91	$61

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$—	$—

Other information:
Weighted average remaining lease term:
Operating leases (in years)	8	9
Finance leases (in years)	1	2

Weighted average discount rates:
Operating leases	11.0%	11.8%
Finance leases	6.2%	5.1%

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(8) Leases (Cont.)
The supplemental condensed consolidated balance sheet information related to leases for the period is as follows:

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Finance leases
Long-term right-of-use assets	$301	$252

Short-term finance lease liabilities	$257	$258
Long-term finance lease liabilities	118	79
Total finance lease liabilities	$375	$337

Operating leases
Long-term right-of-use assets	$14,078	$14,433

Short-term operating lease liabilities	$1,406	$1,384
Long-term operating lease liabilities	13,639	13,999
Total operating lease liabilities	$15,045	$15,383

Lease Obligations
The Company has several non-cancelable operating leases primarily related to the lease of its manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from 3 to 10 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements have rent-free periods or escalating payment provisions, and the Company recognizes rent expense of such arrangements on a straight-line basis.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2022 are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2022	$2,278	$217
2023	3,064	126
2024	3,121	63
2025	2,444	—
2026	2,631	—
Thereafter	9,647	—
Total payments	$23,185	$406
Less:
Imputed interest/present value discount	(8,140)	(31)
Present value of lease liabilities	$15,045	$375

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

(9) Accrued Liabilities
A summary of the components of Accrued liabilities as of March 31, 2022 and December 31, 2021 is as follows:

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Accrued payroll	$3,014	$1,490
Accrued vacation	4,467	3,966
Accrued bonus	2,927	8,773
Other accrued expenses	12,082	9,603
Total accrued liabilities	$22,490	$23,832

(10) Warrants

As of March 31, 2022 and December 31, 2021, the Company’s public and private warrant liabilities includes public and private placement warrants that were originally issued by NextGen and subsequently assumed by the Company as part of the Closing of the Business Combination. The public and private placement warrants are recorded on the condensed consolidated balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date. The change in fair value upon remeasurement is recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2022, there was no change in fair value in the public and private warrant liabilities, and accordingly, no gains or losses were recorded on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

The Company may redeem the outstanding warrants:
•in whole and not in part;

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Condensed Consolidated Financial Statements
(10)      Warrants (cont.)
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

Private Placement Warrants

The private placement warrants are identical to the public warrants, except that the private placement warrants and the common shares issuable upon the exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the Closing, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under the heading “Redemption of warrants when the price per common share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The following table provides quantitative information regarding the Private Placement Warrants Level 3 fair value inputs for the following measurement dates:

	As of
	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$7.30	$8.04
Option term (in years)	4.75	5.00
Volatility	38.1%	32.5%
Risk-free interest rate	2.42%	1.26%

Third-Party PIPE Investor Warrant

In connection with the Closing of the Business Combination, the Company granted a third-party investor of the PIPE Investment (“Third-Party PIPE Investor”) a warrant to purchase (including via cashless exercise) 500,000 shares of Virgin Orbit common stock at an exercise price of $10.00 per share, which has been classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the settlement of the instruments is indexed to shares of the Company’s common stock and qualifies for classification in equity. The Third-Party PIPE Investor warrant is (a) not transferable, (b) not subject to any redemption, termination (other than upon expiration of the exercise period) or right of rescission, (c) exercisable in whole or in part and (d) has an exercise period from the date of issuance to the earlier of (i) the five-year anniversary of the issuance of the Third-Party PIPE Investor warrant (or December 29, 2026) and (ii) a change in control of Virgin Orbit. The warrant shares shall (a) be listed on the Nasdaq or such other securities exchange as Virgin Orbit’s common stock is then listed on, (b) benefit from customary registration rights and (c) be subject to the restriction on transfer as stipulated by the lock-up agreement, dated August 22, 2021, by and between NextGen and the Third-Party PIPE Investor. The Third-Party PIPE Investor warrant was measured at the relative fair value at the Closing at $2.3 million as additional paid-in-capital in the condensed consolidated balance sheets.
(11) Income Taxes
Income tax expense was $0 for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate was nil for the three months ended March 31, 2022 and 2021. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Condensed Consolidated Financial Statements
(12) Stockholders’ Equity

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
Sponsor Earnback Securities

During the period between the Closing and the five-year anniversary of the Closing, NextGen Sponsor II LLC (“NextGen Sponsor”) has subjected the 1,319,980 Sponsor Earnback Shares (the “Sponsor Earnback Securities”) of issued and outstanding common stock and 1,015,190 Sponsor Earnback Warrants (the “Sponsor Earnback Warrants”) of issued and outstanding private placement warrants to transfer restrictions and potential forfeiture to the Company for no consideration until the occurrence of each tranche’s respective earnback triggering event. The 1,319,980 Sponsor Earnback Shares are comprised of two separate tranches of 659,990 shares per tranche and the 1,015,190 Sponsor Earnback Warrants are comprised of two separate tranches of 507,595 warrants per tranche. The earnback triggering events for the two respective tranches of the Sponsor Earnback Securities will be met upon the earlier of (i) the date on which the volume-weighted average trading sale price of one share of our common stock quoted on Nasdaq is greater than or equal to $12.50 and $15.00, respectively, for any 20 trading days within any 30 consecutive trading day period. The earnback triggering events were determined to be indexed to the Company’s common stock.

As of March 31, 2022, the earnback triggering events were not satisfied and the Sponsor Earnback Securities remained subject to the transfer restrictions and contingent forfeiture provisions.

Standby Equity Purchase Agreement

On March 28, 2022 (the “Effective Date”), we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement.

Upon the initial satisfaction of the conditions to the Investor’s obligation to purchase shares of common stock set forth in the Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by the Investor of the shares of common stock under the Securities Act that may be sold to Investor by us under the Purchase Agreement (the “Initial Resale Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion until the first day of the

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(12) Stockholders’ Equity (cont.)
month next following the 36-month period from and after the Effective Date, to direct the Investor to purchase up to a specified maximum amount of shares of common stock as set forth in the Purchase Agreement by delivering written notice (each, a “Notice”) to the Investor. The purchase price of the shares of common stock that we may sell to the Investor pursuant to the Purchase Agreement will be 97.5% of the average of the volume weighted average price of our common stock during each trading day in the three (3) consecutive trading days commencing on the trading day following delivery of a Notice (other than any trading days excluded pursuant to the terms of the Purchase Agreement) (such period, the “Pricing Period”). The maximum amount to be sold pursuant to each Notice may not exceed $50 million, and a Notice cannot be delivered earlier than six trading days following the Pricing Period relating to any prior Notice. Any shares of common stock that may be sold by us under the Purchase Agreement will be sold in transactions exempt from registration under the Securities Act in reliance upon the exemption afforded under Section 4(a)(2).

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

The Purchase Agreement also provides that we may request a pre-advance loan from the Investor in a principal amount not to exceed $50.0 million. As of March 31, 2022, the Investor has not purchased any of the committed amounts of up to $250.0 million of our common stock.

Subject to the terms of the Purchase Agreement, we have the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon five (5) trading days’ prior written notice. No termination of the Purchase Agreement will affect the indemnification provisions contained within the Purchase Agreement, which will survive any termination of the Purchase Agreement.
(13) Stock-Based Compensation
The Company maintains a stock-based compensation plan pursuant to which it has granted stock options to certain eligible service providers.
Prior to Closing, Virgin Orbit maintained the 2017 Stock Incentive Plan (the “2017 Plan”) to purchase “VO Holdings, Inc. (“VO Holdings”) common stock, which became Virgin Orbit common stock as part of the Business Combination. As part of the consummation of the Business Combination, the adoption of the 2021 Stock Incentive Plan (the “2021 Plan”) replaces the 2017 Plan for issuance of new awards. Upon the consummation of the Business Combination, all outstanding stock options under the 2017 Plan, whether vested or unvested, were converted into options to purchase a number of shares of common stock of Virgin Orbit based on the Exchange Ratio, with a corresponding adjustment to the exercise price such that there was no change to the aggregate exercise price for such outstanding options. The 2017 Plan will continue to govern the outstanding awards granted under this plan.
In connection with the Business Combination, we adopted the 2021 Plan in order to facilitate the grant of cash and equity incentives to directors, employees and consultants of the Company, employees of the Company’s subsidiaries and other eligible consultants and to enable us and certain of our subsidiaries and affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The 2021 Plan became effective on December 28, 2021, the date immediately preceding the consummation of the Business Combination. Stock options related to this 2021 Plan were first granted in January 2022.

Compensation expense is recognized only for those options expected to vest with forfeitures estimated based on historical experience and future expectations and is adjusted for forfeitures in the period they occur. Stock-

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(13) Stock-Based Compensation (Cont.)
based compensation awards are amortized on a straight-line basis over the graded vesting period based on continued service.
The following table includes the activity during the three months ended March 31, 2022 for all stock options granted under the 2021 Plan:

	Number of shares(2)	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
	(In thousands)	(In dollars)	(In years)
Balances as of December 31, 2021	9,101	$3.78	6.35	$—
Granted	5,037	6.83
Exercised	—	—
Forfeited options	(168)	4.46
Expired or cancelled options	(39)	3.81
Balances as of March 31, 2022	13,931	$4.87	7.35	$35,014

Exercisable as of March 31, 2022	6,843	$3.92	5.36
_______________
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year-end date.
(2) Shares include time-based options and exclude the CEO milestone awards, totaling 1.6 million stock options described below.
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cost of revenue	$354	$51
Research and development	299	268
Selling, general and administrative	3,161	1,102
	$3,814	$1,421
As of March 31, 2022, and 2021, there was $1.3 million and $3.0 million, respectively, of total unrecognized stock-based compensation related to the unvested stock options granted under the 2017 Stock Incentive Plan and $13.1 million and $0, respectively, of total unrecognized stock-based compensation related to the unvested stock options granted under the 2021 Stock Incentive Plan. As of March 31, 2022, the total cost is expected to be recognized over a weighted average term of 3.1 years. The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was $1.7 million and $1.0 million, respectively.

Under the 2017 and 2021 Plans, stock options generally expire 10 years from the date of grant and are exercisable when the options vest. The options generally vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the 75% remainder vesting ratably each quarter over the next three years, subject to continued employment. Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the graded vesting period, using the accelerated attribution method, for each employee stock option expected to vest. We estimate the forfeiture rate based on

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(13) Stock-Based Compensation (Cont.)
the historical experience at the date of grant and revises it, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
On September 2, 2021, the Company granted 1,132,290 stock options to a former employee of the Company to purchase VO Holdings common stock. The stock option grant was fully vested on the date of issuance and was intended to replace an earlier stock option grant with the same exercise price that had been cancelled in 2021. The new stock option was not granted pursuant to the 2017 Stock Incentive Plan and has a mandatory exercise on the one year anniversary of the date of grant. The aggregate grant date fair value of the stock options was estimated to be $4.2 million, which was expensed at the grant date. The aggregate grant date fair value was based on the estimated fair value of the underlying Virgin Orbit common stock using the Black-Scholes option pricing model.
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

On November 20, 2017, the Company granted Mr. Hart a milestone award of 757,978 stock options with an estimated grant date fair value approximating $2.1 million. Fifty percent of the stock options vested when we achieved our first commercial launch on June 30, 2021. Additionally, on March 17, 2021, the Company granted our CEO a supplemental milestone award of 845,317 stock options with an estimated grant date fair value approximating $2.5 million. On June 30, 2021, the day Virgin Orbit achieved the first commercial launch, Tubular Bells Part One, 50.0% of the milestone award vested. And on December 31, 2021, the last day of the first calendar year in which the first commercial launch occurred, 33.3% of the supplemental milestone award vested. The remaining 50.0% of the milestone award and the remaining 66.7% of the supplemental milestone award will vest upon Mr. Hart’s continued service through the last day of the first calendar year in which the Company has five successful revenue-generating deployment launches of satellites into their respective intended orbits in such calendar year.
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

The weighted average assumptions used to value the option grants for the three months ended March 31, 2022 are as follows:

2022
Expected life (in years)	5.97
Volatility	85.0%
Risk-free interest rate	1.47%
Dividend yield	—

There were no options granted during the three months ended March 31, 2021.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14) Net Loss Per Share
The following table presents net loss per share and related information:

	Three Months Ended March 31,
	2022	2021

	(In thousands, except for per share data)
Basic and diluted:
Net loss	$(62,570)	$(32,325)
Weighted average common shares outstanding	334,919,905	275,958,168
Basic and diluted net loss per share	$(0.19)	$(0.12)

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

Basic and dilutive net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding during the period. Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities. The 1,319,980 Sponsor Earnback Shares are securities that do not contractually entitle the holders of such shares to participate in nonforfeitable dividends and do not contractually obligate the holders of such shares to participate in losses. The condensed consolidated statements of operations and comprehensive loss reflects a net loss for the period presented and, accordingly, no loss amounts have been allocated to the Sponsor Earnback Shares. The Sponsor Earnback Shares have also been excluded from basic and diluted net loss per share attributable to common stockholders as such shares of Virgin Orbit common stock are contingently recallable until the Sponsor Earnback Shares are no longer subject to transfer restrictions and contingent forfeiture provisions upon the satisfaction of the earnback triggering events.

As of March 31, 2022 and March 31, 2021, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,904,628 and 13,985,224 shares, respectively, and the potential effect of outstanding Virgin Orbit Options to purchase shares of common stock totaling 10,704,645 shares in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. The 1,015,190 Sponsor Earnback Warrants are excluded as the underlying shares are contingently recallable until the Sponsor Earnback Warrants are no longer subject to transfer restrictions and contingent forfeiture provisions upon the satisfaction of the earnback triggering events.
(15) Investments in Noncontrolled Entity
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

On September 3, 2021, the Arqit Transaction was consummated, and the Company made the Arqit PIPE Investment, which was recorded as a financial asset in investments in the condensed consolidated balance sheets. During the three months ended March 31, 2022, the Company recorded an unrealized loss of $4.2 million from the Arqit PIPE Investment in the condensed consolidated statements of operations and comprehensive loss.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(15) Investments in Noncontrolled Entity (cont.)
On September 7, 2021, Arqit delivered $5.0 million to the Company as a non-refundable deposit towards an executed launch service agreement for up to five launches, with $1 million of such deposit to be applied towards the price of each remaining launch services commencing with the second launch, if Arqit requires fewer than five launch services, and the remainder to be applied towards the price of the first launch service. As of March 31, 2022 and December 31, 2021, the Company recorded $5.0 million as a customer deposit in non-current deferred revenue on the condensed consolidated balance sheets.
(16) Commitments and Contingencies
(a)Purchase commitments
The Company has non-cancelable purchase commitments as of March 31, 2022, primarily related to supply and engineering services providers. The purchase commitments as of March 31, 2022 are as follows:

	Payments Due by Periods
Commitments and obligations	Less than 1 year (remaining)	1 – 3 years	3 – 5 years	More than 5 years	Total

	(In thousands)
Purchase commitments	$20,997	$25,625	$—	$—	$46,622
Amounts purchased under these arrangements for the three months ended March 31, 2022 and 2021 were $3.3 million and $2.3 million, respectively.
(b)Litigation and Claims
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
On June 4, 2019, the Company filed a complaint in the U.S. District Court for the Southern District of New York as OneWeb, one of the Company’s largest customers, cancelled 35 of planned 39 launches. Subsequently on March 27, 2020, OneWeb filed for Chapter 11 Bankruptcy which terminated the entire launch service agreement entered with the Company during its bankruptcy process by September 18, 2020, resulting in a release of performance rights and performance obligations. As of the date of the issuance of these condensed consolidated financial statements, the claim with the bankruptcy court and disposition of the Company’s complaint remains outstanding.
For the three months ended March 31, 2022 and 2021, there were no other material legal proceedings.
(c)Contingencies
The Company identified certain contracts where the expected costs to fulfill the contract will be in excess of the estimated transaction price. On October 1, 2017, the Company entered into a launch service agreement with a customer to provide a dedicated primary launch service which would deliver 150 kg of the customer’s payload. Per the terms of the agreement, the dedicated primary launch shall have a firm fixed price of $4.9 million. The Company amended the contract from a dedicated primary launch to secondary rideshare launches, with the $4.9 million firm fixed price allocated across the three launches based on the relative anticipated payload kilogram

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(16) Commitments and Contingencies (cont.)
weight. During the year ended December 31, 2021, the Company determined that it was probable that the costs to provide the services as stipulated by the amended launch services agreement would exceed the allocated firm fixed price of each launch. As such, the Company recorded a provision for contract loss for these three secondary rideshare launches for a total of $12.5 million during the year ended December 31, 2021. As of March 31, 2022, two of the three launches occurred. The provision for contract losses outstanding as of March 31, 2022 related to the remaining launch is $2.6 million.
During the three months ended March 31, 2022, the Company entered into launch service agreements with seven other customers. It is probable for five of these launch service agreements that the costs to provide the services will exceed the allocated firm fixed price of each launch. The Company recorded a provision for contract losses of $11.6 million, with $5.8 million as a reduction of inventory during the year ended March 31, 2022. As of December 31, 2021, the provision for contract losses outstanding related to the remaining launches for these other customers was $0.6 million, with $0.2 million as a reduction of contract assets.
As part of the Business Combination, the Company is providing a concession launch service for a Third-Party PIPE Investor in the first quarter of 2023. Accordingly, the Company recorded a contract loss reserve of $4.1 million as of December 31, 2021 based on the estimate of the cost to fulfill this obligation, offset to additional paid in capital as this is considered to be a transaction cost or cost of capital.
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
(17) Subsequent Events
On April 21, 2022, the Company renamed its U.S.-based, wholly owned subsidiary engaged with national security organizations in the U.S. and its allies from “VOX Space, LLC” to “Virgin Orbit National Systems, LLC.”

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion and analysis provides information that Virgin Orbit’s management believes is relevant to an assessment and understanding of Virgin Orbit’s condensed consolidated results of operations and financial condition. You should read this discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with filed with the SEC on March 31, 2022, as amended (the “2021 Annual Report on Form 10-K”). This discussion may contain forward-looking statements based upon Virgin Orbit’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled “Part II, Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Vieco USA, Inc. entered into a merger agreement (the “Merger Agreement”) with NextGen Acquisition Corp. II (“NextGen”) on August 22, 2021. The transactions contemplated by the terms of the Merger Agreement (the “Business Combination”) were completed on December 29, 2021, in conjunction with which NextGen changed its name to Virgin Orbit Holdings, Inc. (hereafter referred to as “Virgin Orbit, the “Company,” “we,” “us” or “our”, unless the context otherwise requires).
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
We believe there is near- and medium-term acceleration in the growth of the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. There are numerous private small-satellite launch companies (focused on carrying less than 1,000 kg to 500 km low Earth orbit), but to our knowledge, only five companies have completed successful launch to orbit — Astra Space, Northrop Grumman, Rocket Lab, SpaceX’s dedicated rideshare program, and Virgin Orbit. As one of the few proven small satellite launch providers, we believe we are well-positioned to benefit from these attractive industry tailwinds. We successfully completed three orbital launches in 2021 and the first quarter of 2022, each at the beginning of our targeted launch window, which we believe demonstrates the efficacy of our launch system. To date, we have delivered 26 satellites to their desired orbits with high precision.

By utilizing an air-launch system via Cosmic Girl and the LauncherOne rocket, we believe that we offer the agility, flexibility and responsiveness that small satellite customers need to achieve their mission objectives. Our launches have delivered satellites to orbit for customers across commercial, civil and national security and defense markets, both domestically and internationally. Leveraging the successes from these launches, we have been able to secure active contracts representing approximately $575.6 million of potential revenue, of which $156.9 million is under binding agreements, and $418.7 million is under non-binding memorandums (“MOUs”) and letters of intent (“LOIs”). Amounts for active contracts and signed, non-binding memorandums of understanding as of March 31, 2022 included $22.0 million for a non-binding MOU that was terminated after March 31, 2022, and is not included in such amounts after such termination.

We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California. Leveraging advanced, state-of-the art manufacturing capabilities, including automation and additive manufacturing technologies, we believe we have the necessary infrastructure in-place to meet the medium-term demand for our launch business. Prior to the Business Combination, Virgin Group Holdings Limited (“Virgin Group”)and Mubadala Investment Company PJSC (“Mubadala”) and its subsidiaries invested approximately $1 billion of capital to found, scale and grow the business.

We have been primarily focused and engaged in designing and developing launch solutions for small satellites since our inception in 2017. We have incurred net losses of $62.6 million and $32.3 million for the three months ended March 31, 2022 and 2021, respectively, and expect to incur significant losses in the near term.
Since achieving commercialization in June 2021, we have continued and expect to continue to make significant investments in capital expenditures to build and expand our production for commercial small satellite launches, hire top-tier leaders and innovators, and continue to invest in research and development.

Business Combination

On August 22, 2021, NextGen Acquisition Corp. II (“NextGen”) via Pulsar Merger Sub, Inc. (“Pulsar Merger Sub”) and Vieco USA entered into a merger agreement (the “Merger Agreement”) which contemplated Pulsar Merger Sub merging with and into Vieco USA, with Vieco USA surviving the merger as a wholly owned subsidiary of NextGen (the “Business Combination”). On December 29, 2021, as contemplated by the Merger Agreement, we consummated the Business Combination and changed our name to Virgin Orbit Holdings, Inc. The Business Combination was accounted for as a reverse recapitalization. Virgin Orbit common stock and warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “VORB” and “VORBW,” respectively, on December 29, 2021.

See Note 1, “Organization and Business Operations—Business Combination” in the notes to the condensed consolidated financial statements included in this Quarterly Report for further details.
Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q.
Customer Demand

Since our first test flight in 2020, a broad range of potential customers, including national security organizations, commercial satellite providers, and civil service providers have shown significant interest in our service. Our commercial customers include satellite and constellation providers such as Arqit and SatRevolution. Civil customers mostly fall within our spaceport and launch offerings for civil space agencies with customers including, NASA, Spaceport Cornwall in the United Kingdom, Spaceport Japan at Oita Airport in Japan, and Alcantara Launch Center in Brazil. Outside of spaceports, we also provide dedicated launch services for civil space agencies such as NASA, and we expect to provide such service to other governments which have space agencies but lack the infrastructure for domestic space launches. Some national security and defense customers include the United States Space Force, the U.S. Air Force, NRO and the Missile Defense Agency. Leveraging our three successful orbital launches in 2021 and early 2022, we have been able to secure active contracts as of March 31, 2022 representing approximately $575.6 million of potential revenue as of March 31, 2022, including $175.3 million of signed, binding agreements, of which $156.9 million in backlog, and $418.7 million of signed, non-binding memorandums of understanding and letters of intent. Amounts for active contracts and signed, non-binding memorandums of understanding as of March 31, 2022 included $22.0 million for a non-binding MOU that was terminated after March 31, 2022, and is not included in such amounts after such termination.
We also believe there is near- and medium-term growth potential in the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. As one of the few proven small satellite launch providers to have successfully reached orbit, we believe we are well-positioned to benefit from these attractive industry tailwinds. Therefore, we plan to leverage our existing launch capabilities and our track record as a systems integrator to provide end-to-end value-added services for Internet of Things (“IoT”) and Earth Observation (“EO”) applications through the combination of agreements with satellite operators and a satellite constellation we will own and operate. Using a satellite-as-a-service model, we expect to deploy our own satellites in the next few years to serve government and commercial, both domestically and internationally.
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
Manufacturing Capacity
As we plan to continue to scale our production of rockets for our small satellite services, we are making significant investments in capital expenditures for building and enhancing our manufacturing capacity and facilities. We expect our capital expenditures to continue to increase for the next several years. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and manufacture rockets, our ability to achieve sales, and customer demand for our rockets at the levels we anticipate. Our headquarters in Long Beach, California has combined facility of 195,000 square feet and is used for design, engineering, manufacturing, integration, assembly, test activities, payload processing and encapsulation. We currently have approximately five rockets in production and the processes, technology and machinery/tooling to support a production capacity of approximately 20 rockets annually.
Global Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. We have taken steps to protect our workforce and support community efforts. As part of these efforts, and in accordance with applicable government directives, we initially reduced and later temporarily suspended on-site operations for one week at our facilities in Long Beach, California in late March 2020. Starting late March 2020, approximately two-thirds of our workforce and contractors were able to complete their duties from home. As of the date of this Quarterly Report on Form 10-Q, all of our employees whose work requires them to be in our facilities are now back on-site, but we have experienced, and expect to continue to experience, reductions in operational efficiency due to illness from COVID-19 and precautionary actions taken related to COVID-19. While many restrictions associated with COVID-19 have more recently been relaxed, the longevity and extent of the COVID-19 pandemic remains uncertain, including due to the emergence and impact of the COVID-19 variants. These measures and challenges may continue for the duration of the pandemic and may affect our revenue growth while the pandemic continues. See Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for further discussion of the impacts of the COVID-19 pandemic on our business.
Components of Results of Operations
Revenue
Launch services
Small satellite launch operations revenue is recognized for providing customer launch services by placing payloads into orbit. Revenue for each customer payload is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. We began recognizing revenue for launch services in January 2021 from our initial launch with NASA. Our second launch was completed in June 2021, with successful deployments of payloads in each of our core offerings: commercial, civil and defense. We successfully completed three orbital launches in 2021 and the first quarter of 2022, out of Mojave, California. To date, we have delivered 26 satellites to their desired orbits with high precision. We generated $1.8 million and $4.6 million during the three months ended March 31, 2022 and 2021, respectively, from launch services. We expect a significant portion of our future revenue growth to be derived from further commercialization of our small satellite launch operations and expansion of our portfolio of space offerings.
Engineering services
We also generate revenue by providing engineering services, which primarily relates to research and studies, to our customers. Revenue is recognized as control of the performance obligation is transferred over time to the customer. As of March 31, 2022, we have two engineering services revenue contracts for which we expect to transfer all remaining performance obligations to the customer by the year ended December 31, 2024. We expect that we will continue to earn revenue from engineering services, but that such revenue will represent a smaller portion of our future revenue growth compared to launch services. We generated $0.30 million and $0.04 million for the three months ended March 31, 2022 and 2021, respectively, from engineering services.

Cost of Revenue

Cost of revenue relates to launch services and engineering services, which primarily includes costs for materials and human capital, such as payroll and benefits for our launch and flight operations. We expect that we will continue to incur cost of revenue from launch services and engineering services. Since LauncherOne achieved technological feasibility in January 2021, we began capitalizing and subsequently charging to cost of revenue the costs incurred to launch small satellites. Costs associated with launch services include the costs for rocket manufacturing, overhead, and launch. Costs for rocket manufacturing include materials, labor, fuel, payroll and benefits for our launch and flight operations as well as the depreciation of Cosmic Girl, maintenance and depreciation of facilities and equipment and other allocated overhead expenses. As we continue to grow our revenue from further commercialization of our small satellite launch operations and expansion of our portfolio of space offerings, we expect that our cost of revenue will increase.
Gross Profit and Gross Margin
Gross profit is calculated as revenue less cost of revenue. Gross margin is the percentage obtained by dividing gross profit by its revenue. Our gross profit and gross margin have varied historically based on the mix of revenue from small satellite launch services and engineering services. Although our gross profit and gross margin may continue to vary by offering as we scale our business, we expect our overall gross profit and gross margin to improve over time.
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
Research and Development Expense
We conduct research and development activities to develop existing and future technologies that advance our satellite launch and space solution offerings. Research and development activities include basic research, applied research, concept formulation studies, design, development and related test program activities. Costs incurred to develop our LauncherOne rockets primarily include equipment, material, labor and overhead. Costs incurred for performing test flights primarily include labor and fuel expenses for launch and flight operations. Research and development costs also include rent, maintenance, and depreciation of facilities and equipment and other allocated overhead expenses. We plan to continue to make substantial investments in research and development for the continued enhancements of LauncherOne and the development of a third stage modified LauncherOne for additional services. As LauncherOne achieved technical feasibility in January 2021, we began capitalizing the production costs of our LauncherOne rockets.
Interest Expense, net
Interest expense, net relates to our finance lease obligations, cost of financing our director and officer insurance and income from interest bearing demand deposit accounts

Change in fair value of equity investments
Change in fair value of equity investments consists of the changes in fair value of our equity investments.

Change in fair value of liability classified warrants

Change in fair value of liability classified warrants relates to remeasurement of our public and private placement warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date.

Other Income
Other income consists of sources of income that are not related to our primary operations, including miscellaneous non-operating items, such as income recognized from non-ordinary course of business activities.
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
Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of financial results are not necessarily indicative of future results.

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Revenue	$2,111	$5,535	$(3,424)	(62)%
Cost of revenue	17,441	2,381	15,060	633%
Gross (loss) profit	(15,330)	3,154	(18,484)	(586)%
Selling, general and administrative expenses	32,426	19,483	12,943	66%
Research and development expenses	10,803	17,831	(7,028)	(39)%
Operating loss	(58,559)	(34,160)	(24,399)	71%
Other income (expense):
Change in fair value of equity investments	(4,185)	—	(4,185)	N/A
Change in fair value of liability classified warrants	—	—	—	N/A
Interest expense	(28)	(7)	(21)	300%
Other income, net	202	1,842	(1,640)	(89)%
Total other income (expense), net:	(4,011)	1,835
Loss before income taxes	(62,570)	(32,325)	(30,245)	94%
Provision for income taxes	—	—	—	N/A
Net loss	(62,570)	(32,325)	(30,245)	94%
Revenue

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Revenue	$2,111	$5,535	$(3,424)	(62)%

Revenue decreased by $3.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily attributable to one launch each with the difference in revenue driven by the manifests for satellites being launched, during the three months ended March 31, 2022 and March 31, 2021, .
Cost of Revenue and Gross Profit

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Revenue	$2,111	$5,535	$(3,424)	(62)%
Cost of revenue	17,441	2,381	15,060	633%
Gross (loss) profit	(15,330)	3,154	(18,484)	(586)%

Gross margin	(726)%	57%
Cost of revenue increased by $15.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily attributable to the recognition of contract losses and inventory write-down of $13.2 million related to future launches during the three months ended March 31, 2022. After the launch in January 2021, we began to capitalize costs associated with the launch services. For the three months ended March 31, 2022, we determined inventory related to a certain near-term rocket build was not recoverable and as a result, we recognized an inventory write-down of $1.6 million to its estimated net realizable value, and cost of goods sold related to Above the Clouds launch and other manufacturing variances of $1.8 million. Gross profit decreased by $18.5 million, and gross margin decreased by 783 percentage points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily attributable to the increase in launch services revenue after our first launch in 2021.
Selling, General and Administrative Expenses

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Selling, general and administrative expenses	$32,426	$19,483	$12,943	66%
Selling, general and administrative expenses increased by $12.9 million, or 66%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily attributable to the increase in facilities and overhead of approximately $8.3 million and the increase general corporate expenses of $7.7 million, offset by higher department allocations of approximately $2.7 million as well as other costs of $0.5 million. The increase in facilities and overhead is due to our transition from development to sustaining activities for both the launch operations and production processes which primarily represents personnel-related expenses of $5.6 million during the three months ended March 31, 2022. General corporate expenses includes $3.9 million related to new public company costs for directors and officers insurance, legal and audit fees, and SEC filing fees.
Research and Development Expenses

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Research and development expenses	$10,803	$17,831	$(7,028)	(39)%
Research and development expenses decreased by $7.0 million, or 39%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily attributable to the decrease in facilities, overhead and general corporate expenses due to the transition from development into sustaining activities for both launch operations and production processes of approximately $8.3 million, offset by the growth in research and development personnel-related expenses of approximately $1.0 million during the three months ended March 31, 2021.
Change in fair value of equity investments

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Change in fair value of equity investments	$(4,185)	$—	$(4,185)	N/A
The loss on the fair value of equity investments of $4.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was attributable to the unrealized loss of $4.2 million from the equity investment in Arqit.
Change in fair value of liability classified warrants

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Change in fair value of liability classified warrants	$—	$—	$—	N/A
There was no change in fair value of liability classified warrants for the three months ended March 31, 2022. The public and private placement warrants were assumed by the Company from NextGen as part of the Business Combination on December 29, 2021. The public and private placement warrants are recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date.

Interest Expense, Net

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Interest expense, net	$(28)	$(7)	$(21)	300%
Interest expense, net increased $21.0 thousand, or 300% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily attributable to the interest expense for financing of our director and officer insurance of $29.1 thousand, offset by interest income, net of $8.2 thousand earned on money market fund investments.
Other Income

(In thousands)	Three Months Ended March 31,		$ change	% change
	2022	2021
Other income, net	202	1,842	$(1,640)	(89)%
Other income decreased by $1.6 million, or 89% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily attributable to the initial recognition of the initial ordinary shares of Sky and Space Global Limited (“SAS”) issued to us in consideration for the termination of the launch service agreement (“LSA”) of $1.7 million as an equity investment and three months ended March 31, 2021.
Provision for Income Taxes
Provision for income taxes was immaterial for the three months ended March 31, 2022 and 2021. We have accumulated net operating losses at the federal and state level for the time period during we had not yet began commercial operations. We maintain a substantially full valuation allowance against net deferred tax assets. The income tax expenses are primarily related to minimum state filing fees in the states where we have operations.

Liquidity and Capital Resources
Liquidity Requirements
We expect our expenses to increase in connection with ongoing activities, particularly as we continue to advance the development of our technologies, commercialize our satellite launch operations and start to develop our space solution offerings, and continue to build and expand our production of rockets and aircraft.
Specifically, we expect our operating expenses to increase as we:
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
We have several non-cancelable leases primarily related to the lease of our manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from three to ten years and require us to pay all executory costs, such as maintenance and insurance. Our total remaining lease obligation as of March 31, 2022 is $23.6 million, with $2.5 million due in less than one year. We also have non-cancelable purchase commitments as of March 31, 2022 primarily related to supply and engineering services providers. Total non-cancelable purchase commitments due in the next five years is approximately $46.6 million, with $21.0 million due in less than one year.

Additionally, we are expanding our satellite launch operations and space solution offerings since commercialization. As of March 31, 2022, we had approximately five rockets in various stages of production and one carrier aircraft in operation. We expect to accelerate our production of rockets to reach an annual production capacity of approximately 20 rockets and we expect to begin acquisition and modification of an additional carrier aircraft in the next 12 to 18 months. We have significantly reduced the per unit cost of producing rockets since production began. As such, we anticipate the costs to manufacture additional rockets to continue to decrease on a per unit basis as we advance and scale up our manufacturing processes and capabilities. We expect our capital investments to increase our production of rockets, modify additional carrier aircrafts, and advance and scale up our manufacturing facilities. However, the recent commercialization of our satellite launch and space solution offerings and the anticipated expansion of our rocket production have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Many of these risks and uncertainties are described in more detail in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including rate of revenue growth, ability to reduce costs per unit, the expansion of research and development activities, hiring additional personnel, and investment in manufacturing operations. We may sell equity securities or debt securities or secure other debt financing in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.

Sources of Liquidity

Prior to the Business Combination, our operations participated in cash management and funding arrangements managed by our previous corporate parent, Vieco 10 (“Vieco 10”). Only cash and cash equivalents held in bank accounts legally owned by our entities are reflected in the condensed consolidated balance sheets. Cash and cash equivalents held in bank accounts legally owned by the Vieco 10 were not directly attributable to us for any of the periods presented. Transfers of cash, both to and from us, have been reflected as a contribution from or a distribution to Vieco 10 in the condensed consolidated balance sheets and as a financing activity on the accompanying condensed consolidated statements of cash flows.

Our principal sources of liquidity following the Business Combination are our cash and cash equivalents and any additional capital that may be obtained through borrowings or additional sales of equity securities. We have not generated sufficient revenues to provide sufficient cash flows to enable us to finance our operations internally. We have incurred significant losses since our inception and had an accumulated deficit of $883.0 million as of March 31, 2022, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement. . Our cash and cash equivalents were $127.4 million and $194.2 million as of March 31, 2022 and December 31, 2021, respectively, and we have not generated positive cash flows from operations.

In an effort to alleviate these conditions, management continues to seek and evaluate opportunities to raise additional funds. As part of our funding efforts, on March 28, 2022 and as described in Note 12. Stockholders’ Equity, we entered into the Purchase Agreement with the Investor, pursuant to which the Investor has committed to purchase up to $250.0 million of our common stock, at our direction from time to time, subject to the satisfaction of certain conditions and limitations set forth in the Purchase Agreement. The actual amount that we raise under the Purchase Agreement will depend on market conditions and other limitations in the agreement.

We expect that our existing cash and cash equivalents and the amounts we may raise from the Purchase Agreement will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.

Cash Flows
Historical Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash used in operating activities	$(61,627)	$(39,467)
Cash used in investing activities	(4,996)	(5,188)
Cash (used in) provided by financing activities	(91)	46,119
Net (decrease) increase in cash and cash equivalents	$(66,714)	$1,464
Net Cash Used in Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $61.6 million primarily consisting of $62.6 million of net loss, adjusted for $12.9 million of non-cash and cash charges, and a decrease in net operating assets and liabilities of $12.0 million. The non-cash charges primarily included the charges in stock-based compensation of $3.8 million, depreciation and amortization of $3.3 million, inventory write-down of $1.6 million and the change in fair value of the equity investment in Arqit of $4.2 million.
For the three months ended March 31, 2021, net cash used in operating activities was $39.5 million primarily consisting of $32.3 million of net loss, adjusted for $3.3 million of non-cash and cash charges, and a decrease in net operating assets and liabilities of $10.5 million. Deferred revenue decreased due to recognizing revenue for our demo launch in January 2021. The non-cash charges primarily included the charges in stock-based compensation of $3.6 million, depreciation and amortization of $1.4 million, offset by the non-cash initial investment in SAS of $1.7 million.
Net Cash Used in Investing Activities
For the three months ended March 31, 2022 and March 31, 2021, net cash used in investing activities was $5.0 million and $5.2 million, respectively, consisting of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, consisting primarily of payments of finance lease obligations.

Net cash provided by financing activities was $46.1 million for the three months ended March 31, 2021, consisting primarily of equity contributions received from the Parent Company of $46.1 million.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgements used in the preparation of our condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material. We re-evaluate our estimates on an ongoing basis.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of our operations. Refer to Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for a description of other significant accounting policies.

There have been no material changes in the critical accounting policies previously identified in our 2021 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Please refer to Note 3 - Recently Issued Accounting Pronouncements to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of recently issued accounting pronouncements.
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
Virgin Orbit will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date Virgin Orbit (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by Virgin Orbit’s emerging growth company status may make it difficult or impossible to compare Virgin Orbit’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted as of March 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company’s 2021Annual Report on Form 10-K.

Item 4. Controls and Procedures
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. While we continue to remediate the material weaknesses described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described above.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
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
Item 1A. Risk Factors
In addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
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

Since inception, our operations have consumed substantial amounts of cash, which was funded primarily through cash flows financed by our previous corporate parent, Vieco 10 (“Vieco 10”) until December 29, 2021, the date on which Virgin Orbit consummated the transaction that resulted in its business becoming a public company. Our net losses were $62.6 million and $32.3 million for the three months ended March 31, 2022 and 2021, respectively. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. While we have generated limited revenue from our initial launches, we only began commercial launch operations in 2021, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase our profitability. Our ability to generate profit will depend on our ability to grow our operations and drive operational efficiencies in our business to generate better margins. We expect our operating expenses to increase over the next several years as we increase the number of our launches each year, continue to attempt to streamline our manufacturing process, hire additional employees, increase marketing efforts, expand our sales resources, expand our commercial and civil operations, national security and defense services, including franchise spaceports and dedicated aircraft for military use, and space solutions and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Our future growth and operating performance may fail to meet investor or analyst expectations, or we may have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations. In addition, other unanticipated costs may arise.

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
We also expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. We have received interest from a wide range of customers across various satellite applications or use cases, both in the public and private sectors. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because a majority of our customers have the right to terminate their launch service agreements if our launches are delayed beyond a specified period or if we do not achieve certain milestones. We may experience delays or we may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. Additionally, if we are unable to keep up with the demand for our launch services from a production and delivery perspective, we may not be in a position to deliver on our contracted revenues or our pipeline of potential contracts. Customers may also experience defaults or bankruptcies, which may impact our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. For example, for the year ended December 31, 2020, our revenues were impacted by the bankruptcy of our largest commercial customer. See Note 16. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in this Quarterly Report for further details.
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

We expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because a majority of our customers has the right to terminate their launch service agreements if we do not achieve certain milestones, such as the timely completion of project reviews, or other termination rights stemming from launch delays. We may experience delays or we may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. Additionally, we may determine not to consummate a binding business relationship with a counterparty with whom we only have a non-binding letter of intent or memorandum of understanding. We remain in active discussions with potential customers and anticipate an increase in contracted revenue as the markets for small satellite launch, satellite constellations, national security and defense services and space solutions continue to develop.
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
In addition, we have in the past and may in the future experience delays in manufacturing or operations as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the International Traffic in Arms Regulations (the “ITAR”), the Export Administration Regulations (the “EAR”) and other restrictions on transfer of sensitive technologies.
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
Our launch service contracts generally consist of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When we determine it is probable that costs to provide the services stipulated by a launch services agreement will exceed the allocated fixed price for each launch, we record a provision for a contract loss. Contract losses are recorded at the contract level and are recognized when known. The provision for contract losses outstanding as of March 31, 2022 was $18.7 million,with $5.8 million recorded as a reduction inventory and $0.2 million recorded as a reduction of contract assets on the condensed consolidated balance sheets.
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

Certain contracts with the U.S. government require us to maintain a facility security clearance and be effectively insulated from foreign ownership, control and influence (“FOCI”) under the National Industrial Security Program. While we have not had in the past, and do not expect to have, any difficulties maintaining our facility security clearance, failure to maintain a required FOCI mitigation agreement with the U.S. Department of Defense (“DoD”) and to comply with such agreement and applicable U.S. government industrial security regulations (including but not limited to the National Industrial Security Program Operating Manual) could result in invalidation or termination of our facility security clearance, which would mean that we would not be able to enter into future contracts with the U.S. government requiring such clearances, and may result in the loss of our ability to complete certain existing contracts with the U.S. government.
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contract laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (“False Claims Act”) (including treble damages and other penalties), or criminal law. The False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could cause a material adverse effect on our business, financial condition and results of operations.
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
The Bipartisan Budget Act of 2019 raised preexisting spending limits on federal discretionary defense and non-defense spending for fiscal years 2020 and 2021 (“FY20” and “FY21,” respectively), reducing budget uncertainty and the risk of sequestration. Although FY20 and FY21 appropriations have been enacted, the timeliness of future appropriations for government departments and agencies remains a recurrent risk. A lapse in appropriations for government departments or agencies would result in a full or partial government shutdown, which could impact our operations. Alternatively, Congress may fund government departments and agencies with one or more “continuing resolutions” rather than full-year appropriations; however, this could restrict the execution of certain program activities and delay new programs or competitions. In addition, long-term uncertainty remains with respect to overall levels of defense spending beyond FY22 and it is likely that the U.S. government discretionary spending levels will continue to be subject to pressure.
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
As a public company, we are generally required, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K to be filed with the SEC, starting with our annual report for the year ending December 31, 2022. This assessment, pursuant to Section 404(a) of the Sarbanes-Oxley Act, will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, once we are no longer an emerging growth company, pursuant to Section 404(b) of the Sarbanes-Oxley Act, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements to our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our common stock.

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
•government appropriation of assets;
•workforce uncertainty in countries where labor unrest is more common than in the United States; and
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), OFAC regulations and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.
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

As of March 31, 2022, there were 33,491,991 shares of common stock reserved for issuance pursuant to our 2021 Incentive Award Plan and 6,698,398 shares of common stock reserved for issuance pursuant to our 2021 Employee Stock Purchase Plan (in each case, excluding any automatic annual increases contemplated by such plans), 10,704,645 shares of common stock issuable upon exercise of outstanding options pursuant to the Amended and Restated 2017 Incentive Stock Plan, and 14,919,818 shares of common stock reserved for issuance pursuant to outstanding warrants. The issuance of these shares will result in dilution to our stockholders. In March 2022, we entered into a Purchase Agreement with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the agreement. Because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell to the Investor under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock, it is not possible for us to predict the number of shares of common stock that we will sell to the Investor under the Purchase Agreement

Additionally, to raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions, at prices and in a manner we determine from time to time. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Any such issuance:

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

Because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, if any, it is not possible for us to predict, as of the date of this Quarterly Report on Form 10-Qand prior to any such sales, the number of shares of common stock that we will sell under the Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Purchase Agreement, if any.

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

We are also subject to more stringent state law requirements. For example, SB 826 generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. Each public company with principal executive offices in California is required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. Though AB 979 was recently ruled unconstitutional by a Los Angeles Superior Court judge, the law generally requires public companies with principal executive offices in California to have a minimum number of persons from specified underrepresented communities on the company’s board of directors and could be appealed. By the end of 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community, and by the end of 2022 each such company is required to have at least one director from an underrepresented community if the board consists of four or fewer directors, at least two if the board consists of five to eight directors, and at least three if the board consists of nine or more directors. The laws do not provide a transition period for newly listed companies. While we will continue to seek to comply with both SB 826 and AB 979 as promptly as practicable to the extent those laws are in effect, the current composition of our Board does not satisfy the requirements of either law. We could be fined by the California Secretary of State, with a $100,000 fine for the first violation of each law and a $300,000 for each subsequent violation of each law, and our reputation may be adversely affected.
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

Under our Stockholders’ Agreement entered into with Vieco 10, VIL assumed the rights of Vieco 10 and Fifteenth Investment Company LLC (“Fifteenth”) became a Voting Party under the Stockholders’ Agreement (the “Stockholders’ Agreement”), except that Fifteenth has the right to designate one designee for election to the Board for as long as Fifteenth continues to own at least 7.5% of the outstanding shares of our common stock. Pursuant to the terms of the Stockholders’ Agreement, we are required to take all necessary action to cause VIL’s specified designees to be nominated to serve on the Board. For so long as VIL holds a majority of our common stock, it will be able to control the composition of the Board, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2022, the registrant did not make any sales of unregistered equity securities that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information

None.

Item 6.    Exhibits

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
10.1#
Stock Option Agreement, by and between the Company and Daniel Hart under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.2†+
Standby Equity Purchase Agreement, dated March 28, 2022 by and between the Registrant and YA II PN, Ltd. (incorporated by reference to Exhibit 10.17 to the Registrant’s to the Annual Report on Form 10-K/A for the year ended December 31, 2021)

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

VIRGIN ORBIT HOLDINGS, INC.

Date:	May 11, 2022	By:	/s/ Daniel Hart
		Name:	Daniel Hart
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2022	By:	/s/ Brita O’Rear
		Name:	Brita O’Rear
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)