Form 10-Q
period 2022-06-30
Virgin Orbit Holdings, Inc.
filed 2022-08-15
CIK 1843388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022
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

As of August 11, 2022, there were approximately 335,159,079 shares of the registrant's common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward- looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements, including statements regarding our future results of operations and financial position, capital requirements and ability obtain adequate financing, business strategy, growth of the space market, our planned commercial launches, the expansion of our portfolio of space offerings, our research and development costs and timing and likelihood of success of the plans and objectives of management for future operations. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•the impact of the ongoing COVID-19 pandemic;
•our ability to maintain an effective system of internal controls over financial reporting;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to respond to general economic conditions;
•our ability to manage our growth effectively;
•our ability to achieve and maintain profitability in the future;
•our ability to maintain and enhance our products and brand, and to attract customers; and
•our ability to continue as a going concern and to access sufficient sources of capital to finance operations and growth;
•our ability to execute our business model, including market acceptance of our planned products and services and achieve sufficient production volumes at acceptable quality levels and prices; the success of strategic relationships with third parties.

The foregoing list of factors is not exhaustive. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should carefully consider the foregoing factors and the other risks and uncertainties described in Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and the documents we reference herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. We qualify all of our forward-looking statements through these cautionary statements. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

•Our losses from operations and liquidity conditions raise substantial doubt regarding our ability to continue as a going concern.

•If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2022 and December 31, 2021
(In thousands, except per share data)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$122,072	$194,154
Restricted cash	828	828
Accounts receivable, net	11,263	2,080
Inventory	66,529	33,927
Prepaid expenses and other current assets	15,122	7,789
Total current assets	215,814	238,778
Property, plant and equipment, net	65,838	61,425
Right-of-use assets	12,986	14,685
Investments	4,678	13,498
Other noncurrent assets	1,404	3,354
Total assets	$300,720	$331,740

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,064	$10,334
Current portion of lease obligation	1,348	1,642
Current portion of provision for contract losses	4,750	—
Accrued liabilities and other current liabilities	22,611	23,832
Deferred revenue	37,329	12,150
Total current liabilities	75,102	47,958
Lease obligation, net of current portion	12,595	14,078
Deferred revenue, net of current portion	20,753	28,991
Convertible debt	50,000	—
Public and private placement warrant liabilities	8,508	20,188
Provision for contract losses, net of current portion and other long-term liabilities	9,645	7,555
Total liabilities	176,603	118,770
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 335,102,523 and 334,919,914 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	36	34
Additional paid-in capital	1,040,489	1,033,393
Accumulated deficit	(916,316)	(820,454)
Accumulated other comprehensive loss	(92)	(3)
Total stockholders’ equity	124,117	212,970

Total liabilities and stockholders’ equity	$300,720	$331,740
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$5	$1,693	$2,116	$7,228
Cost of revenue	3,427	14,292	20,868	16,673
Gross loss	(3,422)	(12,599)	(18,752)	(9,445)
Selling, general and administrative expenses	27,845	20,480	60,271	39,963
Research and development expenses	9,135	11,616	19,938	29,447
Operating loss	(40,402)	(44,695)	(98,961)	(78,855)
Other (expense) income:
Change in fair value of equity investments	(4,635)	—	(8,820)	—
Change in fair value of liability classified warrants	11,680	—	11,680	—
Interest expense, net	(52)	(6)	(80)	(13)
Other income	121	53	323	1,895
Total other (expense) income, net:	7,114	47	3,103	1,882
Loss before income taxes	(33,288)	(44,648)	(95,858)	(76,973)
Provision for income taxes	4	—	4	—
Net loss	(33,292)	(44,648)	(95,862)	(76,973)

Other comprehensive loss
Foreign currency translation adjustment	(28)	13	(89)	(20)
Total comprehensive loss	$(33,320)	$(44,635)	$(95,951)	$(76,993)

Net loss per share:
Basic and diluted	$(0.10)	$(0.16)	$(0.29)	$(0.28)

Weighted average shares outstanding
Basic and diluted	334,961,932	284,074,351	334,915,940	278,185,084
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2021
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2020	266,619,585	$27	$463,380	$134	$(663,163)	$(199,622)
Net loss	—	—	—	—	(32,325)	(32,325)
Stock-based compensation	—	—	1,421	—	—	1,421
Exercise of stock options	2,789	—	21	—	—	21
Advances to stock option holders	—	—	18	—	—	18
Other comprehensive loss	—	—	—	(33)	—	(33)
Issuance of common stock due to Parent Company contributions	12,646,392	1	46,140	—	—	46,141
Conversion of long-term debt due to Parent Company to Parent Company non-cash contributions	—	—	235,108	—	—	235,108
Balance as of March 31, 2021	279,268,766	$28	$746,088	$101	$(695,488)	$50,729
Net loss	—	—	—	—	(44,648)	(44,648)
Stock-based compensation	—	—	1,327	—	—	1,327
Exercise of stock options	195,594	—	758	—	—	758
Advances to stock option holders	—	—	—	—	—	—
Other comprehensive income	—	—	—	13	—	13
Issuance of common stock due to Parent Company contributions	9,030,759	1	39,797	—	—	39,798
Balance as of June 30, 2021	288,495,119	$29	$787,970	$114	$(740,136)	$47,977

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2022
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2021	334,919,914	$34	$1,033,393	$(3)	$(820,454)	$212,970
Net loss	—	—	—	—	(62,570)	(62,570)
Stock-based compensation	—	—	3,814	—	—	3,814
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2022	334,919,914	$34	$1,037,207	$(64)	$(883,024)	$154,153
Net loss	—	—	—	—	(33,292)	(33,292)
Stock-based compensation	—	—	2,633	—	—	2,633
Exercise of stock options	182,609	2	649	—	—	651
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance as of June 30, 2022	335,102,523	$36	$1,040,489	$(92)	$(916,316)	$124,117
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(95,862)	$(76,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,567	7,236
Stock-based compensation	6,446	2,748
Inventory write-down	1,581	—
Write-off of right-of-use assets	70	—
Non-cash investment in Sky and Space	—	(1,706)
Change in fair value of equity investments	8,820	—
Change in fair value of liability classified warrants	(11,680)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,182)	2,225
Contract assets	(3,067)	(2,452)
Inventory	(27,342)	(11,342)
Prepaid expenses and other current assets	(4,267)	(1,734)
Deferred transaction costs	—	(90)
Other noncurrent assets	1,953	(43)
Due to related party, net	(8)	(83)
Accounts payable	(1,271)	4,947
Other long-term liabilities	(691)	(437)
Accrued liabilities	(1,212)	(626)
Deferred revenue	16,942	1,107
Other, net	(112)	(20)
Net cash used in operating activities	(112,315)	(77,243)
Cash flows from investing activities:
Purchase of property and equipment	(10,257)	(11,749)
Net cash used in investing activities	(10,257)	(11,749)
Cash flows from financing activities:
Payments of finance lease obligations	(161)	(113)
Proceeds from the exercise of stock options	651	778
Advances to stock option holders	—	18
Parent Company contributions	—	85,939
Proceeds from convertible debt	50,000	—
Net cash provided by financing activities	50,490	86,622
Net decrease in cash and cash equivalents and restricted cash	(72,082)	(2,370)
Cash and cash equivalents and restricted cash at the beginning of the period	194,982	26,786
Cash and cash equivalents and restricted cash at the end of the period	$122,900	$24,416

Cash and cash equivalents	$122,072	$23,588
Restricted cash	828	828
Cash and cash equivalents and restricted cash	$122,900	$24,416

Supplemental disclosures
Schedule for non-cash investing activities and financing activities
Unpaid property, plant and equipment received	$112	$790
Unpaid debt issuance costs	$100	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
a
(1)Organization and Business Operations

Virgin Orbit Holdings, Inc. (“Virgin Orbit”) and with its wholly owned subsidiaries (the “Company,” “we,” “us” or “our”) are focused on the development, manufacture and related technologies of rockets for the purpose of conducting launch operations to place payloads into orbit. The Company is a vertically integrated aerospace company that provides customers with dedicated and rideshare small satellite launch capabilities for various industries including government, research and education. We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California, with a testing facility in Mojave, California. So far, we have successfully completed a total of four orbital launches in 2021 and 2022, which we believe demonstrates the efficacy of our launch system. To date, we have delivered 33 satellites for commercial, civil and national security and defense customers to their desired orbits with high precision. Through our proprietary mobile launch system, we offer greater and more predictable access to space, enabling our vision of using space to drive positive and lasting change on Earth. The Company plans to conduct future commercial launches from other locations, including Cornwall in the UK.

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

Upon the closing of the Business Combination (the “Transaction Close” or the “Closing”), holders of all issued and outstanding Vieco USA common stock received a total of 303,320,884 shares of common stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of approximately 1.250301 (the “Exchange Ratio”) and all holders of issued and outstanding Vieco USA options received options to purchase shares of Virgin Orbit (“Virgin Orbit Options”), covering 10,704,645 shares of common stock after giving effect to the Exchange Ratio.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company has not generated positive cash flows from operations or sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally, and may not be able to raise sufficient capital to do so. We have incurred significant losses since our inception and had an accumulated deficit of $916.3 million as of June 30, 2022. In June 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which we sold a convertible debenture and raised gross proceeds of $50.0 million, as discussed in Note 11. Convertible Debt. Our cash and cash equivalents were $122.1 million and $194.2 million as of June 30, 2022 and December 31, 2021, respectively.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within our control as of the date the unaudited condensed consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued. In connection with the Company’s assessment of going concern considerations, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate within 12 months. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to mitigate an expected shortfall of capital to support future operations include expanding commercial operations, raising additional funds through borrowings or additional sales of securities or other sources, and managing our working capital. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise substantial additional

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1)Organization and Business Operations (cont.)
capital, operations and production plans may be scaled back or curtailed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. Since then, extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions have included travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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
Launch Services
Small satellite launch operations revenue is recognized for providing customer launch services. The Company’s launch service contracts generally consisting of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When the Company determines it is probable that costs to provide the services stipulated by the launch services agreement will exceed the allocated fixed price for each launch, the Company records a provision for the contract loss. Contract losses are recorded at the contract level and are recognized when known. To the extent the contract loss provision is less than the accumulated costs to fulfill the contracts, the Company records the provision net of inventory and net of contract assets in the condensed consolidated balance sheets. Launch service revenue was $0.0 million and $1.6 million for the three months June 30, 2022 and 2021, respectively, and $1.8 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

Engineering Services
Engineering services revenue contracts obligate the Company to provide primarily research and studies services that together are one distinct performance obligation; the delivery of engineering services. The Company elected to apply the “as-invoiced” practical expedient to such revenues, and as a result, will bypass estimating the variable transaction price. Revenue is recognized as control of the performance obligation is transferred over time to the customer. Engineering services revenue was $0.0 and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.
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
The Company began capitalizing contract costs associated with specific launch services contracts with customers as the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021. As of June 30, 2022 and December 31, 2021, the Company recorded $6.1 million and $3.1 million, respectively, of contract assets, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The Company has not incurred incremental costs for obtaining our contracts with customers.

Contract liabilities primarily relate to small satellite launch operations and are recorded when cash payments are received or due in advance of performance. Cash payments for small satellite launch services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become nonrefundable. Customer deposits become nonrefundable and are recorded as non-current deferred revenue following the Company’s delivery of the conditions of carriage to the customer and execution of an informed consent. Non-current deferred revenue was $20.8 million and $29.0 million as of June 30, 2022 and December 31, 2021, respectively. Current deferred revenue was $37.3 million and $12.2 million as of June 30, 2022 and December 31, 2021, respectively.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

As of June 30, 2022, the Company has fourteen launch services and two engineering services revenue contracts for which it expects to transfer all remaining performance obligations to the customer by the fiscal year ending December 31, 2025. The Company does not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which it has the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.
(e)Cost of Revenue
Cost of revenue related to launch services and engineering services consists of expenses related to materials and human capital, such as payroll and benefits. As the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021, the Company began capitalizing costs for the production of the Company’s rockets, and has subsequently charged to cost of revenue the cost for rocket manufacturing including materials, labor and related mission launch costs including fuel, payroll and benefits for our launch and flight operations as well as the depreciation of the Company’s uniquely portable and reusable launch stage, Cosmic Girl (“Cosmic Girl”), facilities and equipment and other allocated overhead expenses. The costs of revenue were $3.4 million and $14.3 million for the three months ended June 30, 2022 and June 30, 2021,respectively. The costs of revenue were $20.9 million and $16.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022, total contract loss provisions totaled $19.9 million, of which $5.8 million was recorded as a reduction to inventory. For the three months ended June 30, 2022 the Company recorded contract losses of $1.2 million. During the six months ended June 30, 2022, the Company recorded a provision for contract losses of $12.8 million, of which $5.8 million was recorded as a reduction of inventory. The estimated cost of this launch service concession is $4.1 million which was recorded as a reduction of additional paid in capital in December 2021.
During the six months ended June 30, 2022 and June 30, 2021, respectively, the depreciation expense of Cosmic Girl was charged to selling, general and administrative expense upon reaching technological feasibility and the portion attributed during the launch campaign was charged to cost of revenue.
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
(g)Convertible Debt
The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company has elected to apply the fair value option to the convertible debt on the date that the Company first recognizes the convertible debt on June 28, 2022. The Company acknowledges that its election to apply the fair value option is irrevocable. The Company recognized costs incurred upon issuance of the convertible debt as an expense in its consolidated income statement for the six months ended June 30, 2022. The convertible debt will be classified and presented as a long-term liability on the Consolidated Balance Sheet

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

as of June 30, 2022. Changes in fair value will be recorded in the statements of operations and changes in fair value related to credit risk will be recorded in other comprehensive loss.
(h)Other Summary of Significant Accounting Policies

There have been no other significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2022, as amended (the “2021 Annual Report on Form 10-K”).
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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023 for smaller reporting companies, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(4)Related Party Transactions
The Company licenses our brand name from certain entities affiliated with Virgin Enterprise Limited (“VEL”), a company incorporated in England. VEL is an affiliate of the Parent Company. Under the trademark license agreement (“TMLA”), the Company has the exclusive and non-exclusive rights to use the brand name “Virgin Orbit” and the Virgin signature logo. The TMLA was amended and restated and novated to Virgin Orbit in order for us to continue to have these certain rights to the “Virgin Orbit” name and brand and the Virgin signature logo following consummation of the Business Combination. Pursuant to the terms of the TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of (a) 1% of revenue or (b) $375 thousand for each of the first four quarters after our commercial launch. As of June 30, 2022, royalties payable was $375 thousand due to VEL. The royalties expense was $750 thousand for the six months ended June 30, 2022. As of December 31, 2021, royalties payable was $72 thousand, which includes a prorated fee from the amended TMLA of $12 thousand. Based on the original TMLA, royalties payable for the use of license were the greater of 1% of revenue or $60 thousand per quarter, after the Company’s first commercial launch, Tubular Bells, Part One, in June 2021. Prior to this date, royalties payable for the use of license was the greater of 1% of revenue or $20 thousand per quarter.

On October 25, 2019, the Company entered into a transition services agreement (“TSA”) with Galactic Enterprises, LLC, f/k/a Virgin Galactic, LLC (“GEL”) primarily for certain operating and administrative services. The original agreement expired in October 2021, and on a limited form of this agreement has been extended through July 15, 2022. Under the original agreement, GEL provided pilot utilization services, finance and accounting services and insurance advisory services to the Company, and the Company provided propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage services, as well as business development and regulatory affairs services to GEL. Under the limited extension, GEL provides pilot utilization services and the use of office space, and the Company provides GEL with propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage. Costs incurred for the TSA were not material for the three months ended June 30, 2022 and June 30, 2021. In addition to the TSA, the Company records direct charges from GEL for other general administrative expenses. There were $3 thousand in reimbursements for the three months ended June 30, 2022 and $1 thousand in reimbursements for the three months ended June 30, 2021, which were recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company has a payable of $33 thousand and $42 thousand as of June 30, 2022 and December 31, 2021, respectively, due to Virgin Galactic Holdings, Inc. (“VGH”), the parent of GEL.

(5)    Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3
Assets	(in thousands)
Money market	$64,760	$—	$—
Investments	4,678	—	—
Total assets at fair value	$69,438	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$4,515	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	3,993
Convertible debt	—	—	50,000
Total liabilities at fair value	$4,515	$—	$53,993

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

The convertible debt is recorded on the condensed consolidated balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 fair value was determined at $50 million, its face-value, based on the following: no discount or premium was issued related to the debt, interest rate of 6% is within the market-rate for convertible debt so the Company would not be subject to above or below-market interest payments. Quarterly, the fair value of convertible debt will be remeasured estimated using the Monte-Carlo model or the Black-Scholes model.

The Company’s warrant liability as of June 30, 2022 includes public and private placement warrants that were originally issued by NextGen and assumed by the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the condensed consolidated balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. The Public Warrants are publicly-traded under the symbol “VORBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy.

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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(5) Fair Value Measurements (cont.)
The change in the fair value of the private warrant liabilities, measured using Level 3 inputs, for the period from December 31, 2021 through June 30, 2022 is summarized as follows:

Private Placement Warrants
(in thousands)
Warrant liabilities at December 31, 2021	$9,475
Change in fair value of derivative warrant liabilities	(5,482)
Warrant liabilities at June 30, 2022	$3,993
(6) Inventory
As of June 30, 2022 and December 31, 2021, inventory is comprised of raw materials, labor, and overhead costs incurred for the production of the Company’s rockets.

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$18,293	$18,890
Work in process	54,878	27,123
Inventories, gross	73,171	46,013
Provision for contract losses	(5,796)	(11,626)
Reserve for inventory excess and obsolescence	(846)	(460)
Inventory	$66,529	$33,927
As of June 30, 2022, the Company determined inventory related to a certain rocket builds was not recoverable. As a result, $5.7 million of write-downs to our estimated net realizable value in previous periods were made, with no additional write-downs during the three months ended June 30, 2022 to our estimated net realizable value.
(7) Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$23,834	$23,501
Machinery and equipment	61,475	59,358
Aircraft	8,000	8,000
IT software and equipment	24,145	22,397
Construction in progress	29,155	23,167
	146,609	136,423

Less: accumulated depreciation and amortization	(80,771)	(74,998)

Property, plant and equipment, net	$65,838	$61,425

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(7) Property, Plant and Equipment, Net (cont.)
Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$736	$556	$985	$556
Research and development, net	126	185	256	1,059
Selling, general and administrative	1,875	2,332	4,298	4,581
Total depreciation expense	$2,737	$3,073	$5,539	$6,196
The Company’s capitalized software totaled $1.1 million and $0.8 million, net of accumulated amortization of $7.7 million and $7.4 million, as of June 30, 2022 and December 31, 2021, respectively. No amortization expense is recorded until the software is ready for its intended use. For the three months ended June 30, 2022 and 2021, amortization expense related to capitalized software was $0.2 million and $0.2 million, respectively.
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
The components of lease expense related to leases for the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Lease Cost:
Operating lease expense	$1,044	$711	$1,828	$1,384
Short-term lease expense	$417	$918	$1,292	$1,728
Finance lease cost:
Amortization of right-of-use assets	$84	$64	$163	$128
Interest on lease obligations	7	6	14	13
Total finance lease cost	91	70	177	141
Total lease cost	$1,552	$1,699	$3,297	$3,253

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(8) Leases (Cont.)
The components of supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash flow information:
Cash paid for amounts included in the measurement of lease obligations for the period ended:
Operating cash flows for operating leases	$1,882	$1,288
Operating cash flows for finance leases	$15	$13
Financing cash flows for finance leases	$161	$113

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,632
Finance leases	$—	$—
Termination of right-of-use asset, net	$1,300	$—

Other information:
Weighted average remaining lease term:
Operating leases (in years)	8	8
Finance leases (in years)	2	2

Weighted average discount rates:
Operating leases	11.7%	10.9%
Finance leases	5.6%	5.2%
The supplemental condensed consolidated balance sheet information related to leases for the period is as follows:

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Finance leases
Long-term right-of-use assets	$494	$252

Short-term finance lease liabilities	$292	$258
Long-term finance lease liabilities	258	79
Total finance lease liabilities	$550	$337

Operating leases
Long-term right-of-use assets	$12,492	$14,433

Short-term operating lease liabilities	$1,056	$1,384
Long-term operating lease liabilities	12,337	13,999
Total operating lease liabilities	$13,393	$15,383

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
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2022 are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2022	$1,214	$146
2023	2,604	223
2024	2,651	226
2025	2,167	—
2026	2,631	—
Thereafter	9,647	—
Total payments	$20,914	$595
Less:
Imputed interest/present value discount	(7,521)	(45)
Present value of lease liabilities	$13,393	$550
(9) Accrued Liabilities
A summary of the components of Accrued liabilities as of June 30, 2022 and December 31, 2021 is as follows:

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Accrued payroll	$1,779	$1,490
Accrued vacation	4,171	3,966
Accrued bonus	4,350	8,773
Other accrued expenses	12,311	9,603
Total accrued liabilities	$22,611	$23,832

(10) Warrants

As of June 30, 2022 and December 31, 2021, the Company’s public and private warrant liabilities includes public and private placement warrants that were originally issued by NextGen and subsequently assumed by the Company as part of the Closing of the Business Combination. The public and private placement warrants are recorded on the condensed consolidated balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10)      Warrants (cont.)
The Company remeasured the fair value of warrants at June 30, 2022 with changes recorded in earnings. In connection with the Company's remeasurement of the warrants to fair value, the Company recorded income of approximately $11.7 million for the six months ended June 30, 2022.

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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(10)      Warrants (cont.)
The following table provides quantitative information regarding the Private Placement Warrants Level 3 fair value inputs for the following measurement dates:

	As of
	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$3.83	$8.04
Option term (in years)	4.5	5
Volatility	52.5%	32.5%
Risk-free interest rate	3.01%	1.26%

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
(11) Convertible Debt

On June 28, 2022 (the “Effective Date”), we entered into the Securities Purchase Agreement with the investor pursuant to which we sold and issued to the investor the debt on June 29, 2022 in the principal amount of $50.0 million, which is convertible into shares of our Common Stock subject to certain conditions and limitations set forth in the Securities Purchase Agreement and the debt. The investor will use commercially reasonable efforts to convert $2.7 million in each 30-day period beginning on August 28, 2022, provided that certain conditions are satisfied as of each such period.

The debt bears interest at an annual rate of 6.0% and has a maturity date of December 29, 2023. The debt provides a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, may be converted into our Common Stock at a conversion price equal to the lower of (i) $4.64 or (ii) 95% of the average of the two lowest daily volume weighted average price of the Common Stock during the three (3) trading days immediately preceding the date of conversion (but not lower than a certain floor price, currently set at $2.52, that is subject to further adjustment in accordance with the terms of the debt).

The debt may not be converted into Common Stock to the extent such conversion would result in the investor and its affiliates having beneficial ownership of more than 9.99% of our then outstanding shares of Common Stock; provided that this limitation may be waived by the investor upon not less than 65 days’ prior notice to us. The debt provides us, subject to certain conditions, with a redemption right pursuant to which we, upon three (3) business days’ prior notice to the investor in the case of a partial redemption or ten (10) business days’ notice in the case of a full redemption, may redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to 2.5% of the principal amount being redeemed on or before October 1, 2022, and thereafter at a redemption price equal to 5.0% of the principal amount being redeemed.

The debt includes a repayment trigger base on if the daily volume-weighted average price (“VWAP”) of common stock is less than the floor price of $2.52 for (7) seven trading days during a period of (10) ten consecutive trading

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
days, then the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date of $4,000,000 of principal plus the redemption premium (5% of the principal) plus accrued interest. The monthly repayment trigger will cease if the Company provides the investor a reset notice reducing the Floor Price,(Floor Price means $2.52 per share), limited to no more than 85% of VWAP and not less that $1.00. or the daily VWAP is greater than the Floor Price for (5) five consecutive trading days.

The Company and Investor entered into a registration rights agreement (the “Registration Rights Agreement”) to which the Company is required to file a registration statement registering the resale by the Investor of any shares of the Company’s common stock issuable upon conversion. The Company is required to meet certain obligations with respect to the timeliness of the filing and effectiveness of the registration statement. The Company is required to file such registration statement no later than 30 days following the Effective Date.

The Company accounts for the convertible debt in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the convertible debt does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the convertible debt as a liability at fair value and remeasures the convertible debt to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until fully converted into common stock, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.

The amount of proceeds the Company received from the investor was the full face value of $50 million. There was no discount or premium issued with this debt .

The note will not be included in the computation of either basic or diluted EPS for the six months ended June 30, 2022 in Note 15. Net Loss Per Share. This financial instrument should not be included in basic EPS because it does not represent participating securities. Further, the convertible Note should not be included in diluted EPS because the Company reported a net loss from continuing operations for the six months ended June 30, 2022; thus, including these financial instruments would have an antidilutive effect on EPS.

As of June 30, 2022, the Company had a principal balance of $50.0 million and accrued interest expense of $16.4 thousand.
(12) Income Taxes
Income tax expense was $4 thousand and $0 for the three months ended June 30, 2022 and 2021, respectively. Income tax expense was $4 thousand and $0 for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate was nil for the three months ended June 30, 2022 and 2021. The effective income tax rate was nil for the six months ended June 30, 2022 and 2021. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(13) Stockholders’ Equity

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

Preferred Stock

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(13) Stockholders’ Equity (cont.)
We have the authority to issue 25,000,000 shares of preferred stock, par value $0.0001 per share. Our Board of Directors is authorized to determine the designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of preferred stock.
Sponsor Earnback Securities

During the period between the Closing and the five year anniversary of the Closing, NextGen Sponsor II LLC (“NextGen Sponsor”) has subjected the 1,319,980 Sponsor Earnback Shares (the “Sponsor Earnback Securities”) of issued and outstanding common stock and 1,015,190 Sponsor Earnback Warrants (the “Sponsor Earnback Warrants”) of issued and outstanding private placement warrants to transfer restrictions and potential forfeiture to the Company for no consideration until the occurrence of each tranche’s respective earnback triggering event. The 1,319,980 Sponsor Earnback Shares are comprised of two separate tranches of 659,990 shares per tranche and the 1,015,190 Sponsor Earnback Warrants are comprised of two separate tranches of 507,595 warrants per tranche. The earnback triggering events for the two respective tranches of the Sponsor Earnback Securities will be met upon the earlier of (i) the date on which the volume-weighted average trading sale price of one share of our common stock quoted on Nasdaq is greater than or equal to $12.50 and $15.00, respectively, for any 20 trading days within any 30 consecutive trading day period. The earnback triggering events were determined to be indexed to the Company’s common stock.

As of June 30, 2022, the earnback triggering events were not satisfied and the Sponsor Earnback Securities remained subject to the transfer restrictions and contingent forfeiture provisions.

Standby Equity Purchase Agreement

On March 28, 2022 (the “Effective Date”), we entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement. We have agreed with the Selling Stockholder not to sell to the Selling Stockholder any shares under the Standby Equity Purchase Agreement until the earlier of the date upon which (i) all amounts outstanding under the debt have been fully repaid or converted into shares of common stock or, (ii) neither the Selling Stockholder, nor any affiliate of the Selling Stockholder, holds the debt , or (iii) the Selling Stockholder no longer has any right or ability to convert any portion of the debt into shares of common stock.

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

The Standby Equity Purchase Agreement prohibits us from directing the Investor to purchase any shares of common stock pursuant to the Purchase Agreement if those shares, when aggregated with all other shares of our common stock then beneficially owned by the Investor and its affiliates, would result in the Investor and its

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(13) Stockholders’ Equity (cont.)
affiliates having beneficial ownership of more than the 9.99% of our then outstanding shares of common stock. Additionally, under applicable Nasdaq rules, we may not issue to the Selling Stockholder more than 9.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the Standby Equity Purchase Agreement without prior stockholder approval, unless certain stipulations are met.

The Standby Equity Purchase Agreement contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of the Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The Standby Equity Purchase Agreement also provides that we may request a pre-advance loan from the Investor in a principal amount not to exceed $50.0 million.

Subject to the terms of the Standby Equity Purchase Agreement, we have the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon five (5) trading days’ prior written notice. No termination of the Purchase Agreement will affect the indemnification provisions contained within the Purchase Agreement, which will survive any termination of the Purchase Agreement.
(14) Stock-Based Compensation
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14) Stock-Based Compensation (Cont.)
Stock Options
The following table includes the activity during the six months ended June 30, 2022 for all stock options granted under the 2021 Plan:

	Number of shares(2)	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balances as of December 31, 2021	9,101	$3.78	6.35	$—
Granted	5,371	6.77
Exercised	(188)	3.75
Forfeited options	(801)	5.31
Expired or cancelled options	(94)	3.79
Balances as of June 30, 2022	13,389	$4.88	7.71	$1,146

Exercisable as of June 30, 2022	7,010	$3.96	6.55	$443
_______________
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options at the period end date.
(2) Shares include time-based options and exclude the CEO milestone awards, totaling 1.6 million stock options described below.
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$322	$130	$676	$181
Research and development	156	125	455	393
Selling, general and administrative	2,154	1,072	5,315	2,174
	$2,632	$1,327	$6,446	$2,748
As of June 30, 2022, and 2021, there was $19.0 million and $3.2 million, respectively, of total unrecognized stock-based compensation related to the unvested stock options granted. As of June 30, 2022, the total cost is expected to be recognized over a weighted average term of 3.3 years and 1.2 years, respectively. The total fair value of shares vested during the six months ended June 30, 2022 and 2021 was $17.7 million and $1.0 million, respectively.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14) Stock-Based Compensation (Cont.)
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

The weighted average assumptions used to value the option grants for the six months ended June 30, 2022 are as follows:

2022
Expected life (in years)	5.97
Volatility	85.0%
Risk-free interest rate	1.47%
Dividend yield	—

There were no options granted during the six months ended June 30, 2021.

Restricted Stock Units

The RSUs primarily vest over four years with 25% cliff vest at the first year anniversary of the grant date and ratably over the next three years.

The following table sets forth the summary of RSUs activity granted under the 2021 Plan (dollars in thousands except per share data):

	Number of shares(2)	Weighted average fair value
	(In thousands)	(In dollars)
Balances as of December 31, 2021	—	$—
Granted	16	6.43
Vested	—	—
Forfeited	—	—
Balances as of June 30, 2022	16	$6.43

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(14) Stock-Based Compensation (Cont.)
At June 30, 2022, the unrecognized stock-based compensation related to RSUs was $0.1 million, and is expected to be recognized over a weighted-average period of 2.5 years.

(15) Net Loss Per Share
The following table presents net loss per share and related information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Basic and diluted:
Net loss	$(33,292)	$(44,648)	$(95,862)	$(76,973)
Weighted average common shares outstanding	334,961,932	284,074,351	334,915,940	278,185,084
Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.29)	$(0.28)

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

As of June 30, 2022 and June 30, 2021, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,904,628 and 13,985,224 shares, respectively, the potential effect of outstanding Virgin Orbit Options to purchase shares of common stock totaling 13,491,592 shares (see Note 14. Stock-based Compensation), and the convertible debt (see Note 11. Convertible Debt) in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred, . The 1,015,190 Sponsor Earnback Warrants are excluded as the underlying shares are contingently recallable until the Sponsor Earnback Warrants are no longer subject to transfer restrictions and contingent forfeiture provisions upon the satisfaction of the earnback triggering events. The number of shares issuable under the convertible debt is 13,054,830 and is not included in basic EPS because it does not represent participating securities.
(16) Investments in Noncontrolled Entity
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

On September 3, 2021, the Arqit Transaction was consummated, and the Company made the Arqit PIPE Investment, which was recorded as a financial asset in investments in the condensed consolidated balance sheets. The fair value

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(16) Investments in Noncontrolled Entity (cont.)
of the Arqit PIPE Investment was $12.0 million as of December 31, 2021, and $3.2 million as of June 30, 2022. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss of $4.6 million and $8.8 million, respectively, from the Arqit PIPE Investment in the condensed consolidated statements of operations and comprehensive loss.
On September 7, 2021, Arqit delivered $5.0 million to the Company as a non-refundable deposit towards an executed launch service agreement for up to five launches, with $1 million of such deposit to be applied towards the price of each remaining launch services commencing with the second launch, if Arqit requires fewer than five launch services, and the remainder to be applied towards the price of the first launch service. As of June 30, 2022 and December 31, 2021, the Company recorded $5.0 million as a customer deposit in non-current deferred revenue on the condensed consolidated balance sheets.
(17) Commitments and Contingencies
(a)Purchase commitments
The Company has non-cancelable purchase commitments as of June 30, 2022, primarily related to supply and engineering services providers. The purchase commitments as of June 30, 2022 are as follows:

	Payments Due by Periods
Commitments and obligations	Less than 1 year (remaining)	1 – 3 years	3 – 5 years	More than 5 years	Total

	(In thousands)
Purchase commitments	$20,999	$23,750	$—	$—	$44,749
Amounts purchased under these arrangements for the six months ended June 30, 2022 and 2021 were $2.4 million and $6.0 million, respectively.
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
For the six months ended June 30, 2022 and 2021, there were no other material legal proceedings.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(17) Commitments and Contingencies (cont.)
(c)Contingencies
As noted in Note. 2. Summary of Significant Accounting Policies, the Company identified certain contracts where the expected costs to fulfill the contract will be in excess of the estimated transaction price. On October 1, 2017, the Company entered into a launch service agreement with a customer to provide a dedicated primary launch service which would deliver 150 kg of the customer’s payload. Per the terms of the agreement, the dedicated primary launch shall have a firm fixed price of $4.9 million. The Company amended the contract from a dedicated primary launch to secondary rideshare launches, with the $4.9 million firm fixed price allocated across the three launches based on the relative anticipated payload kilogram weight. During the year ended December 31, 2021, the Company determined that it was probable that the costs to provide the services as stipulated by the amended launch services agreement would exceed the allocated firm fixed price of each launch. As such, the Company recorded a provision for contract loss for these three secondary rideshare launches for a total of $12.5 million during the year ended December 31, 2021. As of June 30, 2022, two of the three launches occurred. The provision for contract losses outstanding as of June 30, 2022 related to the remaining launch is $2.6 million.
Additionally, as of December 31, 2021, the Company identified launch service agreements with four other customers. Three of the launch service agreements are related to secondary rideshare launches where it was probable that the costs to provide the services would exceed the allocated firm fixed price of each launch. The Company recorded a provision for contract losses of $4.9 million, with $4.7 million recorded net of inventory and $0.2 million recorded net of contract assets in the consolidated balance sheets during the year ended December 31, 2021. Also, as part of the Business Combination, the Company is providing a concession launch service for a Third-Party PIPE Investor in the first quarter of 2023. Accordingly, the Company recorded a contract loss reserve of $4.1 million as of December 31, 2021 based on the estimate of the cost to fulfill this obligation, offset to additional paid in capital as this is considered to be a transaction cost or cost of capital.
During the six months ended June 30, 2022, the Company entered into launch service agreements with seven customers for which it is probable that these launch service agreements will have costs that exceed the allocated firm fixed price of each launch to provide these services.
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
(18) Subsequent Events
The Company has evaluated subsequent events from June 30, 2022 through August 9, 2022, the date at which the condensed consolidated financial statements were available to be issued and concluded there were no subsequent events to recognize in the condensed consolidated financial statements.

Straight-up Launch

We completed our fourth successful launch on July 1, 2022. We expect to recognize approximately $12 million in revenue related to this launch in our third quarter 2022 results. This is consistent with our expectations of higher revenue ranges per launch as we now moved past early development contracts.

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
Since our founding in 2017, we have invested in research and development efforts to develop a unique air-launch system, comprised of Cosmic Girl, a modified Boeing 747 aircraft, and the LauncherOne rocket. Cosmic Girl serves as a reusable mobile launch pad, carrying aloft LauncherOne, a two-stage rocket that is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. This mobile system allows us to serve a broad array of applications and end markets, providing customers with a highly differentiated solution to launch satellites relative to other existing small satellite ground launch providers.
We believe there is near- and medium-term acceleration in the growth of the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. There are numerous private small-satellite launch companies (focused on carrying less than 1,000 kg to 500 km low Earth orbit), but to our knowledge, only five companies have completed successful launch to orbit — Astra Space, Northrop Grumman, Rocket Lab’s dedicated rideshare program, and Virgin Orbit. As one of the few proven small satellite launch providers, we believe we are well-positioned to benefit from these attractive industry tailwinds. We successfully completed a total of four orbital launches in 2021 and 2022 to date, which we believe demonstrates the efficacy of our launch system. To date, we have delivered 33 satellites to their desired orbits with high precision.

By utilizing an air-launch system via Cosmic Girl and the LauncherOne rocket, we believe that we offer the agility, flexibility and responsiveness that small satellite customers need to achieve their mission objectives. Our launches have delivered satellites to orbit for customers across commercial, civil and national security and defense markets, both domestically and internationally. Leveraging the successes from these launches, we have been able to secure active contracts representing approximately $581.9 million of potential revenue, of which $163.2 million is under binding agreements, and $418.7 million is under non-binding memorandums (“MOUs”) and letters of intent (“LOIs”) as of June 30, 2022.

We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California. Leveraging advanced, state-of-the art manufacturing capabilities, including automation and additive manufacturing technologies, we believe we have the necessary infrastructure in-place to meet the medium-term demand for our launch business. Prior to the Business Combination, Virgin Group Holdings Limited (“Virgin Group”) and Mubadala Investment Company PJSC (“Mubadala”) and its subsidiaries invested approximately $1 billion of capital to found, scale and grow the business.

We have been primarily focused and engaged in designing and developing launch solutions for small satellites since our inception in 2017. We have incurred net losses of $95.9 million and $77.0 million for the six months ended June 30, 2022 and 2021, respectively, and expect to incur significant losses in the near term.

Since achieving commercialization in January 2021, we have continued and expect to continue to make significant investments in capital expenditures to build and expand our production for commercial small satellite launches, hire top-tier leaders and innovators, and continue to invest in research and development. However, as discussed below under “Liquidity and Capital Resources - Going Concern and Sources of Liquidity,” our history of losses and the possibility that we may not be able to raise sufficient capital to finance our operations raise substantial doubt regarding our ability to continue as a going concern.

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
Customer Demand

Since our first test flight in 2020, a broad range of potential customers, including national security organizations, commercial satellite providers, and civil service providers have shown significant interest in our service. Our commercial customers include satellite and constellation providers such as Arqit and SatRevolution. Civil customers mostly fall within our spaceport and launch offerings for civil space agencies with customers including, NASA, Spaceport Cornwall in the United Kingdom, Spaceport Japan at Oita Airport in Japan, and Alcantara Launch Center in Brazil. Outside of spaceports, we also provide dedicated launch services for civil space agencies such as NASA, and we expect to provide such service to other governments which have space agencies but lack the infrastructure for domestic space launches. Some national security and defense customers include the United States Space Force, the U.S. Air Force, NRO and the Missile Defense Agency. Leveraging our three successful orbital launches in 2021 and early 2022, we have been able to secure active contracts as of June 30, 2022 representing approximately $581.9 million of potential revenue as of June 30, 2022, including $181.6 million of signed, binding agreements, of which $163.2 million in backlog, and $418.7 million of signed, non-binding memorandums of understanding and letters of intent as of June 30, 2022.
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
Technology Innovation
We design, build, test, and launch LauncherOne in-house and operate at the forefront of composite structures, liquid rocket engines, ultra-responsive launch systems, ruggedized avionics, optimized flight software, automated flight safety systems, and advanced manufacturing techniques. We believe the synergy of these technologies enables greater responsiveness to the commercial and government small satellite markets. Our unique air-launch system launches satellites into space from a rocket carried beneath the wing of a modified Boeing 747-400, meaning it has greater flexibility, mobility and responsiveness than other satellite launch systems. To continue establishing market share and attracting customers, we plan to continue our substantial investments in research and development for the continued enhancements of LauncherOne and commercialization of future generations of our rockets.
Manufacturing Capacity
As we plan to continue to scale our production of rockets for our small satellite services, we are making significant investments in capital expenditures for building and enhancing our manufacturing capacity and facilities. We expect our capital expenditures to continue to increase for the next several years. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and manufacture rockets, our ability to achieve sales, and customer demand for our rockets at the levels we anticipate. Our headquarters in Long Beach, California has combined facility of 195,000 square feet and is used for design, engineering, manufacturing, integration, assembly, test activities, payload processing and encapsulation. As of June 30, 2022, we had approximately five rockets in production and the processes, technology and machinery/tooling to support a production capacity of approximately 20 rockets annually.
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
Launch services
Small satellite launch operations revenue is recognized for providing customer launch services by placing payloads into orbit. Revenue for each customer payload is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. We began recognizing revenue for launch services in January 2021 from our initial launch with NASA. Our second launch was completed in June 2021, with successful deployments of payloads in each of our core offerings: commercial, civil and defense. We successfully completed four orbital launches in 2021 and 2022 to date, out of Mojave, California. To date, we have delivered 33 satellites to their desired orbits with high precision. We generated $1.8 million and $6.2 million of launch services revenue during the six months ended June 30, 2022 and 2021, respectively, from launch services. We expect a significant portion of our future revenue growth to be derived from further commercialization of our small satellite launch operations and expansion of our portfolio of space offerings.
Engineering services
We also generate revenue by providing engineering services, which primarily relates to research and studies, to our customers. Revenue is recognized as control of the performance obligation is transferred over time to the customer. As of June 30, 2022, we have one engineering service revenue contract for which we expect to transfer all remaining performance obligations to the customer by the year ended December 31, 2024. We expect that we will continue to earn revenue from engineering services, but that such revenue will represent a smaller portion of our future revenue growth compared to launch services. We generated $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, from engineering services.
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$5	$1,693	$2,116	$7,228
Cost of revenue	3,427	14,292	20,868	16,673
Gross loss	(3,422)	(12,599)	(18,752)	(9,445)
Selling, general and administrative expenses	27,845	20,480	60,271	39,963
Research and development expenses	9,135	11,616	19,938	29,447
Operating loss	(40,402)	(44,695)	(98,961)	(78,855)
Other income (expense):
Change in fair value of equity investments	(4,635)	—	(8,820)	—
Change in fair value of liability classified warrants	11,680	—	11,680	—
Interest expense, net	(52)	(6)	(80)	(13)
Other income	121	53	323	1,895
Total other income (expense), net:	7,114	47	3,103	1,882
Loss before income taxes	(33,288)	(44,648)	(95,858)	(76,973)
Provision for income taxes	4	—	4	—
Net loss	$(33,292)	$(44,648)	$(95,862)	$(76,973)
For the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021
Revenue

(In thousands, except %)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
	(In thousands, except %)				(In thousands, except %)
Revenue	$5	$1,693	$(1,688)	(100)%	$2,116	$7,228	$(5,112)	(71)%

Revenue decreased by $1.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was primarily attributable to no launch completed during the three months ended June 30, 2022 and one launch, Tubular Bells, completed in June 2021.
Revenue decreased by $5.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily attributable to one launch completed in January 2022 during the six months ended June 30, 2022 compared to two launches completed during the six months ended June 30, 2021, each with the difference in revenue driven by the manifests for satellites being launched. In addition, a decrease of $0.8 million in revenue from the Royal Air Force pilot training program for six months ended June 30, 2021.
Cost of Revenue and Gross Profit

(In thousands)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
Revenue	$5	$1,693	$(1,688)	(100)%	$2,116	$7,228	$(5,112)	(71)%
Cost of revenue	3,427	14,292	(10,865)	(76)%	20,868	16,673	4,195	25%
Gross loss	$(3,422)	$(12,599)	$9,177	(73)%	$(18,752)	$(9,445)	$(9,307)	99%
Gross margin	N/M	(744)%			(886)%	(131)%
Cost of revenue decreased by $10.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as we did not have any launches during the three months ended June 30, 2022 and one launch completed in June 2021. This is primarily due to a $8.7 million decrease in cost of sales and lower contract losses recorded of $3.5 million. For the six months ended June 30, 2022, the increase of $4.2 million in cost of revenue is primarily attributable to additional contract losses recorded of approximately $8.1 million, inventory write-down of $1.6 million related to certain rocket builds that were not recoverable to its net realizable value, and manufacturing variances for future launches of $1.3 million, offset by the $6.9 million decrease in cost of sales due to one launch completed for the six months ended June 30, 2022 compared to two launches completed for the six months ended June 30, 2021.

Gross loss increased by $9.2 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the decrease in cost of revenue of $10.9 million related to $8.7 million decrease in cost of sales as no launch was completed during the three months ended June 30, 2022 compared to one launch in June 2021. In addition, lower contract losses of $3.6 million were recorded during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Gross loss increased by $9.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily attributable the decrease in launch services revenue and the related cost of sales for one launch completed during the six months ended June 30, 2022 compared to two launches completed for the six months ended June 30, 2021.
Selling, General and Administrative Expenses

(In thousands)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
Selling, general and administrative expenses	$27,845	$20,480	$7,365	36%	$60,271	$39,963	$20,308	51%
Selling, general and administrative expenses increased by $7.4 million, or 36%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was primarily attributable to the increase general corporate expenses of $6.4 million. General corporate expenses includes $3.9 million related to new public company costs for directors and officers insurance, training, brand license fees, equipment maintenance and travel expenses.
Selling, general and administrative expenses increased by $20.3 million, or 51%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily attributable to the increase in facilities and overhead of approximately $8.8 million and the increase general corporate expenses of $14.1 million, offset by higher department allocations of approximately $2.7 million as well as other costs of $0.5 million. The increase in facilities and overhead is due to our change in expense classification of certain development expenses to sustaining expenses after achieving technological feasibility for both the launch operations and production processes which primarily represents personnel-related expenses of $5.2 million during the six months ended June 30, 2022. General corporate expenses includes $8.8 million related to new public company costs for directors and officers insurance, advertising, brand license, marketing, equipment maintenance, development labor, and travel expenses.
Research and Development Expenses

(In thousands)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
Research and development expenses	$9,135	$11,616	$(2,481)	(21)%	$19,938	$29,447	$(9,509)	(32)%
Research and development expenses decreased by $2.5 million, or 21%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was primarily attributable to the decrease in facilities, overhead and general corporate expenses due to the transition from development into sustaining activities for both launch operations and production processes of approximately $.3.6 million, offset by the growth in research and development personnel-related expenses of approximately $1.1 million during the three months ended June 30, 2021.
Research and development expenses decreased by $9.5 million, or 32%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily attributable to the decrease in facilities, overhead and general corporate expenses due to the transition from development into sustaining activities for both launch operations and production processes of approximately $4.0 million, and the decrease in research and development personnel-related expenses of approximately $5.4 million during the six months ended June 30, 2022.
Change in fair value of equity investments

(In thousands)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
Change in fair value of equity investments	$(4,635)	$—	$(4,635)	N/A	$(8,820)	$—	$(8,820)	N/A
The loss on the fair value of equity investments of $4.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was attributable to the unrealized loss of $4.6 million from the equity investment in Arqit that was acquired during the third quarter of 2021.
The loss on the fair value of equity investments of $8.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was attributable to the unrealized loss of $8.8 million from the equity investment in Arqit.
Change in fair value of liability classified warrants

(In thousands)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
Change in fair value of liability classified warrants	$11,680	$—	$11,680	N/A	$11,680	$—	$11,680	N/A
There was an $11.7 million change in fair value of liability classified warrants for the three and six months ended June 30, 2022 mainly as a result of a decrease in the price of our common stock. The public and private placement warrants were assumed by the Company from NextGen as part of the Business Combination on December 29, 2021. The public and private placement warrants are recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date.

Interest Expense, Net

(In thousands)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
Interest expense, net	$(52)	$(6)	$(46)	767%	$(80)	$(13)	$(67)	515%
Interest expense, net increased $46.0 thousand, or 767% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily attributable to the interest expense for financing of our director and officer insurance of $29.1 thousand and $16.4 thousand of accrued interest related to the convertible debt issued on June 28, 2022.
Interest expense, net increased $67.0 thousand, or 515% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily attributable to the interest expense for financing of our director and officer insurance of $58.3 thousand and $16.4 thousand of accrued interest related to the convertible debt issued on June 28, 2022.
Other Income

(In thousands)	Three Months Ended June 30,		$ change	% change	Six Months Ended June 30,		$ change	% change
	2022	2021			2022	2021
Other income, net	$121	$53	$68	128%	323	1,895	$(1,572)	(83)%
Other income increased by $0.1 million, or 128% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily related to interest income earned on money market fund investments.
Other income decreased by $1.6 million, or 83% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily attributable to the initial recognition of the initial ordinary shares of Sky and Space Global Limited (“SAS”) issued to us in consideration for the termination of the launch service agreement (“LSA”) of $1.7 million as an equity investment and six months ended June 30, 2021.
Provision for Income Taxes
Provision for income taxes was immaterial for the three and six months ended June 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level for the time period during we had not yet began commercial operations. We maintain a substantially full valuation allowance against net deferred tax assets. The income tax expenses are primarily related to minimum state filing fees in the states where we have operations.
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

We have several non-cancelable leases primarily related to the lease of our manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from three to ten years and require us to pay all executory costs, such as maintenance and insurance. Our total remaining lease obligation as of June 30, 2022 is $21.5 million, with $1.4 million due in less than one year. We also have non-cancelable purchase commitments as of June 30, 2022 primarily related to supply and engineering services providers. Total non-cancelable purchase commitments due in the next five years is approximately $44.7 million, with $21.0 million due in less than one year.

Additionally, we are expanding our satellite launch operations and space solution offerings since commercialization. As of June 30, 2022, we had five rockets in various stages of production and one carrier aircraft in operation. We expect to accelerate our production of rockets to reach an annual production capacity of approximately 20 rockets and we expect to begin acquisition and modification of an additional carrier aircraft in the next 12 to 18 months. We have significantly reduced the per unit cost of producing rockets since production began. As such, we anticipate the costs to manufacture additional rockets to continue to decrease on a per unit basis as we advance and scale up our manufacturing processes and capabilities. We expect our capital investments to increase our production of rockets, modify additional carrier aircrafts, and advance and scale up our manufacturing facilities. However, the recent commercialization of our satellite launch and space solution offerings and the anticipated expansion of our rocket production have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Many of these risks and uncertainties are described in more detail in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including rate of revenue growth, ability to reduce costs per unit, the expansion of research and development activities, hiring additional personnel, and investment in manufacturing operations. We may sell equity securities or debt securities or secure other debt financing in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.

Going Concern and Sources of Liquidity

The unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

Our principal sources of liquidity following the Business Combination have been our cash and cash equivalents, including proceeds from our issuance and sale of a convertible debenture to Yorkville, and any additional capital that may be obtained through borrowings or additional sales of securities. As of June 30, 2022, we had an accumulated deficit of $916.3 million and cash and cash equivalents of $122.1 million. Our net loss and net cash used in operating activities for the six months ended June 30, 2022 was $95.9 million and $112.3 million, respectively. We have not generated positive cash flows from operations or sufficient revenues to provide sufficient cash flows to enable us to finance our operations internally, and may not be able to raise sufficient capital to do so. As a result of the Company’s assessment of going concern considerations, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to mitigate an expected shortfall of capital to support future operations include expanding commercial operations, raising additional funds through borrowings or additional sales of securities or other sources, and managing our working capital. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise substantial additional capital, operations and production plans may be scaled back or curtailed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows
Historical Cash Flows
The following table summarizes our cash flows for the three and six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash used in operating activities	$(112,315)	$(77,243)
Cash used in investing activities	(10,257)	(11,749)
Cash provided by financing activities	50,490	86,622
Net decrease in cash and cash equivalents	$(72,082)	$(2,370)
Net Cash Used in Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $112.3 million primarily consisting of $95.9 million of net loss, adjusted for $11.8 million of non-cash and cash charges, and a decrease in net operating assets and liabilities of $26.0 million. The non-cash charges primarily included the charges in stock-based compensation of $6.4 million, depreciation and amortization of $6.6 million, inventory write-down of $1.6 million and the change in fair value of the equity investment in Arqit of $8.8 million.
For the six months ended June 30, 2021, net cash used in operating activities was $77.2 million primarily consisting of $77.0 million of net loss, adjusted for $8.3 million of non-cash and cash charges, and a decrease in net operating assets and liabilities of $8.5 million. Deferred revenue decreased due to recognizing revenue for our demo launch in January 2021. The non-cash charges primarily included the charges in stock-based compensation of $2.7 million, depreciation and amortization of $7.2 million offset by the non-cash initial investment in SAS of $1.7 million.
Net Cash Used in Investing Activities
For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $10.3 million and $11.7 million, respectively, consisting of purchases of property and equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $50.5 million for the six months ended June 30, 2022, consisting primarily of payments of finance lease obligations and cash proceeds on convertible debt..
Net cash provided by financing activities was $86.6 million for the six months ended June 30, 2021, consisting primarily of equity contributions received from the Parent Company of $85.9 million.
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
Virgin Orbit will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date Virgin Orbit (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by Virgin Orbit’s emerging growth company status may make it difficult or impossible to compare Virgin Orbit’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted as of June 30, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company’s 2021Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. While we continue to remediate the material weaknesses described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described above.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, our operations have consumed substantial amounts of cash, which was funded primarily through cash flows financed by our previous corporate parent, Vieco 10 (“Vieco 10”) until December 29, 2021, the date on which Virgin Orbit consummated the transaction that resulted in its business becoming a public company. Our net losses were $95.9 million and $77.0 million for the six months ended June 30, 2022 and 2021, respectively. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. While we have generated limited revenue from our initial launches, we only began commercial launch operations in 2021, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase our profitability. Our ability to generate profit will depend on our ability to grow our operations and drive operational efficiencies in our business to generate better margins. We expect our operating expenses to increase over the next several years as we increase the number of our launches each year, continue to attempt to streamline our manufacturing process, hire additional employees, increase marketing efforts, expand our sales resources, expand our commercial and civil operations, national security and defense services, including franchise spaceports and dedicated aircraft for military use, and space solutions and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Our future growth and operating performance may fail to meet investor or analyst expectations, or we may have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations. In addition, other unanticipated costs may arise.

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
Because our business is currently concentrated on launching small LEO satellites, we are vulnerable to changes in market preferences or other market changes, such as general economic conditions, energy and fuel prices, recession and fears of recession, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism and outbreak of viruses or widespread illness. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, our potential customers may choose not to expend the amounts that we anticipate based on our expectations with respect to the addressable market for launch and satellite services. Significant investment into larger systems by the government or commercial players could have a negative impact on the demand for small LEO satellites. There could be a number of other effects from adverse general business and economic conditions on our business, including insolvency of any of our third-party suppliers or contractors, decreased market confidence, decreased interest in space solutions, decreased discretionary spending and reduced customer or governmental demand for LEO launch vehicles and satellites, which could have a material adverse effect on our business, financial condition and results of operations.

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

Recent years have seen increases in the number of satellites deployed to low earth orbits, and publicly announced plans calling for many thousands of additional satellite deployments over the next decade. The proliferation of these LEO constellations and the increased launch activity to deliver them will greatly increase the number of objects in orbit. This change could materially increase the potential risks of collisions occurring among satellites and space debris. The potential for such incidences could limit or impair the growth of the small LEO satellite market, as potential customers may be less inclined to use our launch services to deliver payloads into low earth orbits.

Although redundant processes are in place, a very low risk exists that the release mechanism governing deployment of the rocket may malfunction, thereby potentially producing detrimental effects to the payload stack.
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
Our launch service contracts generally consist of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When we determine it is probable that costs to provide the services stipulated by a launch services agreement will exceed the allocated fixed price for each launch, we record a provision for a contract loss. Contract losses are recorded at the contract level and are recognized when known. The provision for contract losses outstanding as of June 30, 2022 was $19.9 million, with $5.8 million recorded as a reduction inventory on the condensed consolidated balance sheets.
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
Our losses from operations and liquidity conditions raise substantial doubt regarding our ability to continue as a going concern.

As of June 30, 2022, we have not generated positive cash flows from our operations or generated sufficient revenues to provide sufficient cash flows to enable us to finance our operations internally. We have incurred significant losses since our inception and had an accumulated deficit of $916.3 million as of June 30, 2022 and we expect to continue to incur net losses. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions.

Management is exploring plans to mitigate an expected shortfall of capital to support future operations include expanding commercial operations, raising additional funds through borrowings or additional sales of securities or other sources, and managing our working capital. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us or whether we will become profitable and generate positive operating cash flow. If we are unable to raise substantial additional capital, our operations and production plans may be scaled back or curtailed. . If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to the Company, there is substantial doubt that the Company will be able to continue as a going concern. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the Company.

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

As of June 30, 2022, there were 45,300,349 shares of common stock reserved for issuance pursuant to our 2021 Incentive Award Plan and 6,698,398 shares of common stock reserved for issuance pursuant to our 2021 Employee Stock Purchase Plan (in each case, excluding any automatic annual increases contemplated by such plans), 13,492,000 shares of common stock issuable upon exercise of outstanding options pursuant to the Amended and Restated 2017 Incentive Stock Plan, and 14,919,818 shares of common stock reserved for issuance pursuant to outstanding warrants. The issuance of these shares will result in dilution to our stockholders. In March 2022, we entered into a Purchase Agreement with YA II PN, Ltd. (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to 250.0 million of our common stock, subject to certain conditions and limitations set forth in the agreement. Because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell to the Investor under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock, it is not possible for us to predict the number of shares of common stock that we will sell to the Investor under the Purchase Agreement

Additionally, to raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions, at prices and in a manner we determine from time to time. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Any such issuance:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2022, the registrant did not make any sales of unregistered equity securities that were not previously reported in a Current Report on Form 8-K.

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

10.2†+
Standby Equity Purchase Agreement, dated March 28, 2022 by and between the Registrant and YA II PN, Ltd. (incorporated by reference to Exhibit 10.17 to the Registrant’s to the Annual Report on Form 10-K/A for the year ended December 31, 2021)

10.20†
Securities Purchase Agreement, dated June 28, 2022, between Virgin Orbit Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2022)

10.21
Registration Rights Agreement, dated June 28, 2022, between Virgin Orbit Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2022)

10.22
Convertible Debenture, dated June 29, 2022, issued to YA II PN, Ltd by Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2022)

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

VIRGIN ORBIT HOLDINGS, INC.

Date:	August 15, 2022	By:	/s/ Daniel Hart
		Name:	Daniel Hart
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Brita O’Rear
		Name:	Brita O’Rear
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)