Form 10-Q
period 2022-09-30
Virgin Orbit Holdings, Inc.
filed 2022-11-08
CIK 1843388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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

As of November 4, 2022, there were 337,014,284 shares of the registrant's common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward- looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements, including statements regarding our future results of operations and financial position, capital requirements and ability obtain adequate financing, business strategy, growth of the space market, our planned commercial launches, the expansion of our portfolio of space offerings, our research and development costs and timing and likelihood of success of the plans and objectives of management for future operations. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•our need for additional financing to expand our operations and grow our business;
•our ability to obtain necessary capital when needed on acceptable terms or at all;
•our ability to continue as a going concern and to access sufficient sources of capital to finance operations and growth;
•our ability to effectively market and sell our launch services;
•our ability to maintain an effective system of internal controls over financial reporting;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to respond to general economic conditions;
•our ability to manage our growth effectively;
•our ability to convert our contracted revenue or potential contracts into actual revenue;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2022 and December 31, 2021
(In thousands, except per share data)

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$71,194	$194,154
Restricted cash	—	828
Accounts receivable, net	1,977	2,080
Inventory	69,229	33,927
Prepaid expenses and other current assets	12,708	7,789
Total current assets	155,108	238,778
Property, plant and equipment, net	69,840	61,425
Right-of-use assets	13,312	14,685
Investments	4,338	13,498
Other noncurrent assets	380	3,354
Total assets	$242,978	$331,740

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,728	$10,334
Current portion of lease obligation	1,455	1,642
Current portion of provision for contract losses	8,054	—
Accrued liabilities and other current liabilities	25,094	23,832
Deferred revenue	17,927	12,150
Total current liabilities	72,258	47,958
Lease obligation, net of current portion	12,800	14,078
Deferred revenue, net of current portion	9,165	28,991
Convertible note	44,147	—
Public and private placement warrant liabilities	4,326	20,188
Provision for contract losses, net of current portion and other long-term liabilities	10,795	7,555
Total liabilities	153,491	118,770
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 336,145,621 and 334,919,914 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	36	34
Additional paid-in capital	1,049,533	1,033,393
Accumulated deficit	(959,959)	(820,454)
Accumulated other comprehensive loss	(123)	(3)
Total stockholders’ equity	89,487	212,970

Total liabilities and stockholders’ equity	$242,978	$331,740
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$30,907	$2	$33,023	$7,230
Cost of revenue	40,396	8,697	61,264	25,370
Gross loss	(9,489)	(8,695)	(28,241)	(18,140)
Selling, general and administrative expenses	30,745	27,163	91,016	67,126
Research and development expenses	10,263	9,035	30,201	38,482
Operating loss	(50,497)	(44,893)	(149,458)	(123,748)
Other income, net:
Change in fair value of equity investments	(340)	4,852	(9,160)	4,852
Change in fair value of liability classified warrants	4,182	—	15,862	—
Change in fair value of convertible note	3,153	—	3,153	—
Interest expense, net	(508)	(6)	(588)	(19)
Other income	367	1,457	690	3,352
Total other income, net:	6,854	6,303	9,957	8,185
Loss before income taxes	(43,643)	(38,590)	(139,501)	(115,563)
Provision for income taxes	—	—	4	—
Net loss	(43,643)	(38,590)	(139,505)	(115,563)

Other comprehensive loss
Foreign currency translation adjustment	(31)	(82)	(120)	(102)
Total comprehensive loss	$(43,674)	$(38,672)	$(139,625)	$(115,665)

Net loss per share:
Basic and diluted	$(0.13)	$(0.13)	$(0.42)	$(0.41)

Weighted average shares outstanding
Basic and diluted	335,416,139	294,124,548	335,101,146	283,496,703
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2021
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2020	266,619,585	$27	$463,380	$134	$(663,163)	$(199,622)
Net loss	—	—	—	—	(32,325)	(32,325)
Stock-based compensation	—	—	1,421	—	—	1,421
Exercise of stock options	2,789	—	21	—	—	21
Advances to stock option holders	—	—	18	—	—	18
Other comprehensive loss	—	—	—	(33)	—	(33)
Issuance of common stock due to Parent Company contributions	12,646,392	1	46,140	—	—	46,141
Conversion of long-term debt due to Parent Company to Parent Company non-cash contributions	—	—	235,108	—	—	235,108
Balance as of March 31, 2021	279,268,766	$28	$746,088	$101	$(695,488)	$50,729
Net loss	—	—	—	—	(44,648)	(44,648)
Stock-based compensation	—	—	1,327	—	—	1,327
Exercise of stock options	195,594	—	758	—	—	758
Advances to stock option holders	—	—	—	—	—	—
Other comprehensive income	—	—	—	13	—	13
Issuance of common stock due to Parent Company contributions	9,030,759	1	39,797	—	—	39,798
Balance as of June 30, 2021	288,495,119	$29	$787,970	$114	$(740,136)	$47,977
Net loss	—	—	—	—	(38,590)	(38,590)
Stock-based compensation	—	—	5,560	—	—	5,560
Exercise of stock options	245,190	—	954	—	—	954
Advances to stock option holders	—	—	—	—	—	—
Other comprehensive income	—	—	—	(82)	—	(82)
Issuance of common stock due to Parent Company contributions	9,819,708	1	51,201	—	—	51,202
Reverse recapitalization, net of transaction costs	—	—	—	—	—	—
Balance as of September 30, 2021	298,560,017	$30	$845,685	$32	$(778,726)	$67,021

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2022
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2021	334,919,914	$34	$1,033,393	$(3)	$(820,454)	$212,970
Net loss	—	—	—	—	(62,570)	(62,570)
Stock-based compensation	—	—	3,814	—	—	3,814
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2022	334,919,914	$34	$1,037,207	$(64)	$(883,024)	$154,153
Net loss	—	—	—	—	(33,292)	(33,292)
Stock-based compensation	—	—	2,633	—	—	2,633
Exercise of stock options	182,609	2	649	—	—	651
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance as of June 30, 2022	335,102,523	$36	$1,040,489	$(92)	$(916,316)	$124,117
Net loss	—	—	—	—	(43,643)	(43,643)
Stock-based compensation	—	—	5,508	—	—	5,508
Exercise of stock options	211,742	—	803	—	—	803
Issuance of common stock due to Convertible Note conversion	831,356	—	2,733	—	—	2,733
Other comprehensive loss	—	—	—	(31)	—	(31)
Balance as of September 30, 2022	336,145,621	$36	$1,049,533	$(123)	$(959,959)	$89,487
The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(139,505)	$(115,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,954	8,308
Depreciation and amortization	9,646	10,783
Inventory write-down	298	1,569
Gain on sale of fixed asset disposal	(90)	—
Write-off of right-of-use assets	70	—
Non-cash investment in Sky and Space	—	(1,706)
Change in fair value of equity investments	9,160	(4,852)
Change in fair value of liability classified warrants	(15,862)	—
Change in fair value of convertible note	(3,153)	—

Changes in operating assets and liabilities:
Accounts receivable	103	2,035
Inventory	(24,305)	(24,345)
Prepaid expenses and other current assets	(4,888)	(5,267)
Deferred transaction costs	—	(230)
Other noncurrent assets	2,977	78
Due to related party, net	(74)	(83)
Accounts payable	9,391	5,127
Other long-term liabilities	(966)	(727)
Accrued liabilities	1,335	1,608
Deferred revenue	(14,049)	11,681
Other, net	(33)	(110)
Net cash used in operating activities	(157,991)	(111,694)

Cash flows from investing activities:
Purchase of property and equipment	(17,115)	(16,791)
Purchase of investment in Arqit	—	(5,000)
Proceeds from sale of property and equipment	90	—
Net cash used in investing activities	(17,025)	(21,791)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (continued)
Nine Months Ended September 30, 2022 and 2021
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Payments of finance lease obligations	(227)	(187)
Proceeds from the exercise of stock options	1,455	1,733
Advances to stock option holders	—	18
Parent Company contributions	—	137,141
Proceeds from convertible note	50,000	—
Net cash provided by financing activities	51,228	138,705
Net (decrease) increase in cash and cash equivalents and restricted cash	(123,788)	5,220
Cash and cash equivalents and restricted cash at the beginning of the period	194,982	26,786
Cash and cash equivalents and restricted cash at the end of the period	$71,194	$32,006

Cash and cash equivalents	$71,194	$31,178
Restricted cash	—	828
Cash and cash equivalents and restricted cash	$71,194	$32,006

Supplemental disclosures
Schedule for non-cash investing activities and financing activities
Conversion of long-term debt due to Parent Company non-cash contributions	$—	$235,108
Deferred transaction costs in accounts payable and accrued liabilities	$—	$6,070
Unpaid property, plant and equipment received	$78	$105

The accompanying notes are an integral part of the condensed consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
a
(1)Organization and Business Operations

Virgin Orbit Holdings, Inc. (“Virgin Orbit”) and, together with, its wholly owned subsidiaries (the “Company,” “we,” “us” or “our”) are focused on the development, manufacture and related technologies of rockets for the purpose of conducting launch operations to place payloads into orbit. The Company is a vertically integrated aerospace company that provides customers with dedicated and rideshare small-satellite launch capabilities for various industries including government, research and education. We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California, with a testing facility in Mojave, California. As of the date of this Quarterly Report on Form 10-Q, we have successfully completed a total of four orbital launches since 2021, which we believe demonstrates the efficacy of our launch system. With the four completed orbital launches, we have delivered 33 satellites for commercial, civil and national security and defense customers to their desired orbits with high precision. Through our proprietary mobile launch system, we offer greater and more predictable access to space, enabling our vision of using space to drive positive and lasting change on Earth. The Company plans to conduct future commercial launches from other locations, including Cornwall in the UK later this year.

Since our founding in 2017, we have invested in research and development efforts to develop a unique air-launch system, comprised of Cosmic Girl, a modified Boeing 747 aircraft, and the LauncherOne rocket. Cosmic Girl serves as a reusable mobile launch pad, carrying LauncherOne aloft, and LauncherOne is a two-stage rocket that is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. This mobile system allows us to serve a broad array of applications and markets, providing customers with a highly differentiated solution to launch satellites relative to other existing small-satellite ground launch providers.

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

On August 22, 2021, the registrant entered into a merger agreement (the “Merger Agreement”) with Pulsar Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the registrant (“Pulsar Merger Sub”), and Vieco USA, Inc. (“Vieco USA”). On December 29, 2021, as contemplated by the Merger Agreement and following approval by the registrant’s shareholders at an extraordinary general meeting held December 28, 2021, the registrant filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the registrant was domesticated and continues as a Delaware corporation, changing its name to “Virgin Orbit Holdings, Inc.” (the “Domestication”). Virgin Investments Limited, a company limited by shares under the laws of the British Virgin Islands (“VIL”), is the holder of a majority of our outstanding common stock.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company has not generated positive cash flows from operations or sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally, and may not be able to raise sufficient capital to do so. We have incurred significant losses since our inception and had an accumulated deficit of $960.0 million as of September 30, 2022. In June 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which we sold a convertible debenture and raised gross proceeds of $50.0 million, as discussed in Note 11. Convertible Note. Our cash and cash equivalents were $71.2 million and $194.2 million as of September 30, 2022 and December 31, 2021, respectively.

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
COVID-19 Pandemic
The COVID-19 pandemic continues to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain, including supply chain disruptions and price increases, as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's condensed financial statements as of and for the three and nine months ended September 30, 2022 and 2021. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the condensed financial statements in future reporting periods.
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
(c)Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, useful lives of property, plant and equipment, net, leases, income taxes including deferred tax assets and liabilities and impairment valuation, assumptions included in the valuation of the stock-based awards, assumptions included in the valuation of the Company’s common stock, contingencies, warrants, convertible note, and contract losses for cost estimates-to-complete.

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
Launch Related Services

Small-satellite launch operations revenue is recognized for providing customer launch services. The Company’s launch service contracts generally consisting of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When the Company determines it is probable that costs to provide the services stipulated by the launch services agreement will exceed the allocated fixed price for each launch, the Company records a provision for the contract loss. Contract losses are recorded at the contract level and are recognized when known. To the extent the contract loss provision is less than the accumulated costs to fulfill the contracts, the Company records the provision net of inventory and net of contract assets in the condensed consolidated balance sheets. Launch service revenue was $30.9 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $32.7 million and $6.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Engineering Services

Engineering services revenue contracts obligate the Company to provide primarily research and studies services that together are one distinct performance obligation; the delivery of engineering services. The Company elected to apply the “as-invoiced” practical expedient to such revenues, and as a result, will bypass estimating the variable transaction price. Revenue is recognized as control of the performance obligation is transferred over time to the customer. Engineering services revenue was $0.0 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered.
The Company began capitalizing contract costs associated with specific launch services contracts with customers as the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021. As of September 30, 2022 and December 31, 2021, the Company recorded $0.5 million and $3.1 million, respectively, of contract assets, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
The Company has not incurred incremental costs for obtaining our contracts with customers.

Contract liabilities primarily relate to small-satellite launch operations and are recorded when cash payments are received or due in advance of performance. Cash payments for small-satellite launch services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become non-refundable. Customer deposits become non-refundable and are recorded as non-current deferred revenue following the Company’s delivery of the conditions of carriage to the customer and execution of an informed consent. Non-current deferred revenue was $9.2 million and $29.0 million as of September 30, 2022 and December 31, 2021, respectively. Current deferred revenue was $17.9 million and $12.2 million as of September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022, the Company has multiple launch and engineering service revenue contracts for which it expects to transfer all remaining performance obligations to the customer by the fiscal year ending December 31, 2027. The Company does not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which it has the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.
(e)Cost of Revenue

Cost of revenue related to launch services and engineering services consists of expenses related to materials and human capital, such as payroll and benefits. As the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021, the Company began capitalizing costs for the production of the Company’s rockets, and has subsequently charged to cost of revenue the cost for rocket manufacturing including materials, labor and related mission launch costs including fuel, payroll and benefits for our launch and flight operations as well as the depreciation of the Company’s uniquely portable and reusable launch stage, Cosmic Girl (“Cosmic Girl”), facilities and equipment and other allocated overhead expenses. The costs of revenue were $40.4 million and $8.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The costs of revenue were $61.3 million and $25.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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
(g)Convertible Note
The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company has elected to apply the fair value option to the convertible note on the date that the Company first recognizes the convertible note on June 29, 2022. The Company acknowledges that its election to apply the fair value option is irrevocable. The Company recognized costs incurred upon issuance of the convertible note as an expense in its consolidated income statement for the nine months ended September 30, 2022. The convertible note will be classified and presented as a long-term liability on the Consolidated Balance Sheet as of September 30, 2022. Changes in fair value will be recorded in the statements of operations and changes in fair value related to credit risk will be recorded in other comprehensive loss.
(h)Other Summary of Significant Accounting Policies

There have been no other significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022, as amended (the “2021 Annual Report on Form 10-K”).
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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible note instruments by removing the separation models for: (1) convertible note with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023 for smaller reporting companies, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

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

In September 2022, the FASB issued ASU No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50)." This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU becomes effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The Company is currently assessing the potential impact of ASU 2022-04 to our condensed consolidated financial statements.
(4)Related Party Transactions

The Company licenses our brand name from certain entities affiliated with Virgin Enterprise Limited (“VEL”), a company incorporated in England. VEL is an affiliate of VIL. Under the trademark license agreement (“TMLA”), the Company has the exclusive and non-exclusive rights to use the brand name “Virgin Orbit” and the Virgin signature logo. On August 22, 2021, the TMLA was amended and restated and novated to Virgin Orbit in order for us to continue to have these certain rights to the “Virgin Orbit” name and brand and the Virgin signature logo following consummation of the Business Combination. Pursuant to the terms of the amended TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of (a) 1% of revenue, or (b)(i) $40 thousand for each of four quarters prior to the Company’s first commercial launch, Tubular Bells, Part One, in June 2021; (b)(ii) $0.4 million for each of four quarters after the commercial launch date; (b)(iii) $0.8 million for each of the four quarters two years after commercial launch date. As of September 30, 2022, royalties payable was $0.8 million due to VEL. The royalties expense was $1.5 million for the nine months ended September 30, 2022. As of December 31, 2021, royalties payable was $72 thousand, which includes a prorated fee from the amended TMLA of $12 thousand. Based on the original TMLA dated March 1, 2017, royalties payable for the use of license were the greater of 1% of revenue, or $60 thousand per quarter, after the Company’s first commercial launch, Tubular Bells, Part One, in June 2021. Prior to this date, royalties payable for the use of license was the greater of 1% of revenue or $20 thousand per quarter.

On October 25, 2019, the Company entered into a transition services agreement (“TSA”) with Galactic Enterprises, LLC, f/k/a Virgin Galactic, LLC (“GEL”) primarily for certain operating and administrative services. The original agreement expired in October 2021, and a limited form of this agreement was extended through July 15, 2022. Under the original agreement, GEL provided pilot utilization services, finance and accounting services and insurance advisory services to the Company, and the Company provided propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage services, as well as business development and regulatory affairs services to GEL.  Under the limited extension, GEL provides pilot utilization services and the use of office space, and the Company provides GEL with propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage. Costs incurred for the TSA were not material for the three months ended September 30, 2022 and September 30, 2021. In addition to the TSA, the Company records direct charges from GEL for other general administrative expenses. There were $1 thousand in charges for the three months ended September 30, 2022 and $1 thousand in charges for the three months ended

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

September 30, 2021, which were recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company has a receivable of $32 thousand and a payable of $42 thousand as of September 30, 2022 and December 31, 2021, respectively, due to Virgin Galactic Holdings, Inc. (“VGH”), the parent of GEL.

(5)    Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3
Assets	(in thousands)
Money market	$50,037	$—	$—
Investments	2,815	—	1,523
Total assets at fair value	$52,852	$—	$1,523

Liabilities:
Derivative warrant liabilities - Public warrants	$2,287	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	2,023
Convertible note, net	—	—	44,147
Total liabilities at fair value	$2,287	$—	$46,170

Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets	(in thousands)
Money market	$154,630	$—	$—
Investments	13,498	—	—
Total assets at fair value	$168,128	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$10,713	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	9,475
Total liabilities at fair value	$10,713	$—	$9,475

Level 1 assets include investments traded within an active market, with an observable listed price, and money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of our investments. Level 3 assets include investments where no observable traded price is available. The estimated fair value of the investment was determined using assumptions related to the unit price, expected volatility, risk-free interest rate, and observed historical transactions.

The Company’s warrant liability as of September 30, 2022 includes public and private placement warrants that were originally issued by NextGen and assumed by the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants,” respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the condensed consolidated balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. The Public Warrants are publicly-traded under the symbol “VORBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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

The change in the fair value of the private warrant liabilities continue to be measured using Level 3 inputs, for the period from December 31, 2021 through September 30, 2022 as summarized below:

Private Placement Warrants
(in thousands)
Warrant liabilities at December 31, 2021	$9,475
Change in fair value of derivative warrant liabilities	(7,452)
Warrant liabilities at September 30, 2022	$2,023
The convertible note is recorded on the condensed consolidated balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 fair value was determined to be $44.1 million based on the following: unit price, expected volatility, risk-free interest rate, term to expiration. Quarterly, the fair value of convertible note is remeasured using the Monte-Carlo model.
(6) Inventory
As of September 30, 2022 and December 31, 2021, inventory is comprised of raw materials, labor, and overhead costs incurred for the production of the Company’s rockets.

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$31,617	$18,890
Work in process	57,402	27,123
Inventories, gross	89,019	46,013
Provision for contract losses against inventory	(17,895)	(11,626)
Reserve for inventory excess and obsolescence	(1,895)	(460)
Inventory	$69,229	$33,927

As of September 30, 2022, the Company determined inventory related to certain rocket builds were not recoverable. The change in provision for contract losses against inventory of $6.3 million and reserve for inventory excess and obsolescence of $1.4 million were recorded for the nine months ended September 30, 2022. During the three months ended September 30, 2022, change in provision for contract losses against inventory was $12.1 million and reserve for inventory excess and obsolescence of $1.0 million were recorded.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(7) Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$23,882	$23,501
Machinery and equipment	62,632	59,358
Aircraft	8,000	8,000
IT software and equipment	24,828	22,397
Construction in progress	34,161	23,167
	153,503	136,423

Less: accumulated depreciation and amortization	(83,663)	(74,998)

Property, plant and equipment, net	$69,840	$61,425
Within IT software and equipment, the Company’s capitalized software totaled $1.4 million and $0.8 million, net of accumulated amortization of $7.9 million and $7.4 million, as of September 30, 2022 and December 31, 2021, respectively. No amortization expense is recorded until the software is ready for its intended use. For the three months ended September 30, 2022 and 2021, amortization expense related to capitalized software was $0.2 million and $0.1 million, respectively.

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$1,194	$—	$2,179	$556
Research and development, net	136	143	392	1,202
Selling, general and administrative	1,375	2,848	5,673	7,429
Total depreciation expense	$2,705	$2,991	$8,244	$9,187
(8) Leases
The Company leases offices and other facilities and certain manufacturing and office equipment under long-term, non-cancelable operating and finance leases. Some leases include options to purchase, terminate, or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. The Company does not recognize ROU assets and lease obligations for short-term leases.
The components of lease expense related to leases for the period are as follows:

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Lease Cost:
Operating lease expense	$222	$784	$2,050	$2,168
Short-term lease expense	$1,302	$719	$2,594	$2,447
Finance lease cost:
Amortization of right-of-use assets	$69	$64	$232	$192
Interest on lease obligations	6	6	20	19
Total finance lease cost	75	70	252	211
Total lease cost	$1,599	$1,573	$4,896	$4,826
The components of supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash flow information:
Cash paid for amounts included in the measurement of lease obligations for the period ended:
Operating cash flows for operating leases	$2,011	$2,018
Operating cash flows for finance leases	$20	$19
Financing cash flows for finance leases	$227	$187

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$549	$1,632
Finance leases	$528	$—
Termination of right-of-use asset, net	$1,300	$—

Other information:
Weighted average remaining lease term:
Operating leases (in years)	8	8
Finance leases (in years)	2	1

Weighted average discount rates:
Operating leases	11.6%	11.0%
Finance leases	5.4%	5.4%

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

The supplemental condensed consolidated balance sheet information related to leases for the period is as follows:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Finance leases
Long-term right-of-use assets	$564	$252

Short-term finance lease liabilities	$288	$258
Long-term finance lease liabilities	302	79
Total finance lease liabilities	$590	$337

Operating leases
Long-term right-of-use assets	$12,748	$14,433

Short-term operating lease liabilities	$1,167	$1,384
Long-term operating lease liabilities	12,498	13,999
Total operating lease liabilities	$13,665	$15,383

Lease Obligations
The Company has several non-cancelable operating leases primarily related to the lease of its manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from 2 to 10 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements have rent-free periods or escalating payment provisions, and the Company recognizes rent expense of such arrangements on a straight-line basis.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2022 are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2022	$670	$89
2023	2,745	270
2024	2,792	206
2025	2,308	78
2026	2,766	—
Thereafter	9,803	—
Total payments	$21,084	$643
Less:
Imputed interest/present value discount	(7,419)	(53)
Present value of lease liabilities	$13,665	$590

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

(9) Accrued Liabilities and Other Current Liabilities
A summary of the components of accrued liabilities as of September 30, 2022 and December 31, 2021 is as follows:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Accrued payroll	$3,634	$1,490
Accrued vacation	4,028	3,966
Accrued bonus	6,686	8,773
Due to related party	—	42
Other accrued expenses and current liabilities	10,746	9,561
Total accrued liabilities and other current liabilities	$25,094	$23,832

(10) Warrants

As of September 30, 2022 and December 31, 2021, the Company’s public and private warrant liabilities includes public and private placement warrants that were originally issued by NextGen and subsequently assumed by the Company as part of the Closing of the Business Combination. The public and private placement warrants are recorded on the condensed consolidated balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date.

The Company remeasured the fair value of warrants at September 30, 2022 with changes recorded in earnings. In connection with the Company's remeasurement of the warrants to fair value, the Company recorded an unrealized gain of approximately $15.9 million for the nine months ended September 30, 2022.

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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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

The following table provides quantitative information regarding the Private Placement Warrants Level 3 fair value inputs for the following measurement dates:

	As of
	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$3.07	$8.04
Option term (in years)	4.25	5
Volatility	48.5%	32.5%
Risk-free interest rate	4.13%	1.26%

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
(11) Convertible Note

On June 28, 2022 (the “Effective Date”), we entered into the Securities Purchase Agreement with the Investor pursuant to which we sold and issued to the Investor the debt on June 29, 2022 in the principal amount of $50.0 million, which is convertible into shares of our Common Stock subject to certain conditions and limitations set

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
forth in the Securities Purchase Agreement and the debt. The Investor will use commercially reasonable efforts to convert $2.7 million in each 30-day period beginning on August 28, 2022, provided that certain conditions are satisfied as of each such period.

The note bears interest at an annual rate of 6.0% and has a maturity date of December 29, 2023. The debt provides a conversion right, in which any portion of the principal amount of the debt, together with any accrued but unpaid interest, may be converted into our Common Stock at a conversion price equal to the lower of (i) $4.64 or (ii) 95% of the average of the two lowest daily volume weighted average price of the Common Stock during the three (3) trading days immediately preceding the date of conversion (but not lower than a certain floor price, currently set at $2.52, that is subject to further adjustment in accordance with the terms of the debt).

The note may not be converted into Common Stock to the extent such conversion would result in the Investor and its affiliates having beneficial ownership of more than 9.99% of our then outstanding shares of Common Stock; provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to us. The debt provides us, subject to certain conditions, with a redemption right pursuant to which we, upon three (3) business days’ prior notice to the investor in the case of a partial redemption or ten (10) business days’ notice in the case of a full redemption, may redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to 2.5% of the principal amount being redeemed on or before October 1, 2022, and thereafter at a redemption price equal to 5.0% of the principal amount being redeemed.

The note includes a repayment trigger base on if the daily volume-weighted average price (“VWAP”) of common stock is less than the floor price of $2.52 for (7) seven trading days during a period of (10) ten consecutive trading days, then the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date of $4,000,000 of principal plus the redemption premium (5% of the principal) plus accrued interest. The monthly repayment trigger will cease if the Company provides the investor a reset notice reducing the floor price, (floor price means $2.52 per share), limited to no more than 85% of VWAP and not less than $1.00 or the daily VWAP is greater than the floor price for (5) five consecutive trading days.

The Company and Investor entered into a registration rights agreement pursuant to which the Company is required to file a registration statement registering the resale by the Investor of any shares of the Company’s common stock issuable upon conversion and, subject to certain exceptions, maintain the effectiveness of that registration statement.

The Company accounts for the convertible note in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the convertible note does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the convertible note as a liability at fair value and remeasures the convertible note to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until fully converted into common stock, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.

The amount of proceeds the Company received from the Investor was the full face value of $50 million. There was no discount or premium issued with this debt. As of September 30, 2022, the Company had a principal balance of $47.3 million and accrued interest expense of $0.7 million.

The note will not be included in the computation of either basic or diluted EPS for the nine months ended September 30, 2022 in Note 15. Net Loss Per Share. This financial instrument is not be included in basic EPS because it does not represent participating securities. Further, the convertible Note has not be included in diluted EPS because the Company reported a net loss from continuing operations for the nine months ended September 30, 2022; thus, including these financial instruments would have an antidilutive effect on EPS.

The Company remeasured the fair value of convertible note at September 30, 2022 with change in fair value recorded in earnings as discussed in Note 5. Fair Value Measurements. In connection with the Company's remeasurement of the convertible note to fair value, the Company recorded an unrealized gain of approximately $3.2 million for the nine months ended September 30, 2022, resulting in a fair value balance of $44.1 million.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
The following table provides quantitative information regarding the Convertible Note Level 3 fair value inputs using the Monte-Carlo method for the following measurement dates:

	As of
	September 30, 2022	December 31, 2021
Stock price	$3.07	N/A
Option term (in years)	1.25	N/A
Volatility	93.9%	N/A
Risk-free interest rate	4.01%	N/A

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Convertible Note
Fair value as of June 30, 2022	$50,000	N/A
Change in fair value reported in statement of operations	(3,153)	N/A
Convertible note issued during the period	—	N/A
Conversion of note to common stock	(2,700)	N/A
Ending fair value as of September 30, 2022	$44,147	$—

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Convertible Note Accrued Interest
Accrued interest as of June 30, 2022	$16	N/A
Accrued interest	747	N/A
Accrued interest paid upon conversion	(32)	N/A
Accrued interest as of September 30, 2022	$731	$—

	As of
	September 30, 2022	December 31, 2021
Number of Common Shares Issued Upon Conversion
Common shares issued as of June 30, 2022	$—	N/A
Common shares issued	831,356	N/A
Common shares issued as of September 30, 2022	$831,356	$—

(12) Income Taxes

Income tax expense was $0.0 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively. Income tax expense was $0.0 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate was nil for the three months ended September 30, 2022 and

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

2021. The effective income tax rate was nil for the nine months ended September 30, 2022 and 2021. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
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

As of September 30, 2022, the earnback triggering events were not satisfied and the Sponsor Earnback Securities remained subject to the transfer restrictions and contingent forfeiture provisions.

Standby Equity Purchase Agreement

On March 28, 2022 (the “Effective Date”), we entered into a Standby Equity Purchase Agreement with (the “Investor”), pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement. We have agreed with the Selling Stockholder not to sell to the Selling Stockholder any shares under the Standby Equity Purchase Agreement until the earlier of the date upon which (i) all amounts outstanding under the debt have been fully repaid or converted into shares of common stock or, (ii) neither the Selling Stockholder, nor any

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

affiliate of the Selling Stockholder, holds the debt , or (iii) the Selling Stockholder no longer has any right or ability to convert any portion of the debt into shares of common stock.

Upon the initial satisfaction of the conditions to the Investor’s obligation to purchase shares of common stock set forth in the Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by the Investor of the shares of common stock under the Securities Act that may be sold to Investor by us under the Standby Equity Purchase Agreement (the “Initial Resale Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion until the first day of the month next following the 36-month period from and after the Effective Date, to direct the Investor to purchase up to a specified maximum amount of shares of common stock as set forth in the Standby Equity Purchase Agreement by delivering written notice (each, a “Notice”) to the Investor. The purchase price of the shares of common stock that we may sell to the Investor pursuant to the Standby Equity Purchase Agreement will be 97.5% of the average of the volume weighted average price of our common stock during each trading day in the three consecutive trading days commencing on the trading day following delivery of a Notice (other than any trading days excluded pursuant to the terms of the Standby Equity Purchase Agreement) (such period, the “Pricing Period”). The maximum amount to be sold pursuant to each Notice may not exceed $50 million, and a Notice cannot be delivered earlier than six trading days following the Pricing Period relating to any prior Notice. Any shares of common stock that may be sold by us under the Purchase Agreement will be sold in transactions exempt from registration under the Securities Act in reliance upon the exemption afforded under Section 4(a)(2).

The Standby Equity Purchase Agreement prohibits us from directing the Investor to purchase any shares of common stock pursuant to the Purchase Agreement if those shares, when aggregated with all other shares of our common stock then beneficially owned by the Investor and its affiliates, would result in the Investor and its affiliates having beneficial ownership of more than the 9.99% of our then outstanding shares of common stock. Additionally, under applicable Nasdaq rules, we may not issue to the Selling Stockholder more than 19.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the Standby Equity Purchase Agreement without prior stockholder approval, unless certain stipulations are met.

The Standby Equity Purchase Agreement contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Standby Equity Purchase Agreement were made only for purposes of the Standby Equity Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The Standby Equity Purchase Agreement also provides that we may request a pre-advance loan from the Investor in a principal amount not to exceed $50.0 million.

Subject to the terms of the Standby Equity Purchase Agreement, we have the right to terminate the Standby Equity Purchase Agreement at any time after Commencement, at no cost or penalty, upon five trading days’ prior written notice. No termination of the Standby Equity Purchase Agreement will affect the indemnification provisions contained within the Standby Equity Purchase Agreement, which will survive any termination of the Standby Equity Purchase Agreement.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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

Stock Options
The following table includes the activity during the nine months ended September 30, 2022 for all stock options granted under the 2021 Plan:

	Number of shares(2)	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value(1)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Balances as of December 31, 2021	9,101	$3.78	6.35	$35,014
Granted	5,680	6.61
Exercised	(394)	3.70
Forfeited options	(1,210)	5.34
Expired or cancelled options	(271)	3.84
Balances as of September 30, 2022	12,906	$4.91	7.49	$—

Exercisable as of September 30, 2022	7,541	$3.98	6.40	$—
_______________
(1) Aggregate intrinsic value is calculated based on the difference between our closing stock price at period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options at the period end date.
(2) Shares include time-based options and exclude the CEO milestone awards, totaling $1.6 million stock options described below.
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenue	$959	$118	$1,635	$299
Research and development	760	85	1,215	478
Selling, general and administrative	3,789	5,357	9,104	7,531
	$5,508	$5,560	$11,954	$8,308

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

As of September 30, 2022, and 2021, there was $16.1 million and $6.0 million, respectively, of total unrecognized stock-based compensation related to the unvested stock options granted. As of September 30, 2022, the total cost is expected to be recognized over a weighted average term of 3.0 years and 2.2 years, respectively. The total fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $17.8 million and $3.7 million, respectively.
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

The weighted average assumptions used to value the option grants for the nine months ended September 30, 2022 are as follows:

2022
Expected life (in years)	5.99
Volatility	85%
Risk-free interest rate	1.64%
Dividend yield	—

Restricted Stock Units

During the three months ended September 30, 2022, new RSUs were awarded to employees that vest over two years, with 25% vesting at each six month anniversary from the grant date. In addition, the RSUs awarded to our Board of Directors are comprised of two components: the initial award that vests ratably over three years and the annual award that has a one year cliff vest from the date of the annual meeting.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

The following table sets forth the summary of RSUs activity granted under the 2021 Plan (dollars in thousands except per share data):

	Number of shares	Weighted average fair value
	(In thousands)	(In dollars)
Balances as of December 31, 2021	—	$—
Granted	4,109	4.00
Vested	—	—
Forfeited	(34)	4.00
Balances as of September 30, 2022	4,075	$4.00

At September 30, 2022, the unrecognized stock-based compensation related to RSUs was $13.9 million, and is expected to be recognized over a weighted-average period of 1.8 years.

(15) Net Loss Per Share
The following table presents net loss per share and related information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Basic and diluted:
Net loss	$(43,643)	$(38,590)	$(139,505)	$(115,563)
Weighted average common shares outstanding	335,416,139	294,124,548	335,101,146	283,496,703
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.42)	$(0.41)

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

As of September 30, 2022 and September 30, 2021, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 13,904,628 and 13,985,224 shares, respectively, the potential effect of outstanding Virgin Orbit Options to purchase shares of common stock totaling 12,907,151 shares (see Note 14. Stock-based Compensation), and the convertible note (see Note 11. Convertible Note) in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. The 1,015,190 Sponsor Earnback Warrants are excluded as the underlying shares are contingently recallable until the Sponsor Earnback Warrants are no longer subject to transfer restrictions and contingent forfeiture provisions upon the satisfaction of the earnback triggering

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
events. The number of shares issuable under the convertible note is 15,407,166 and is not included in basic EPS because it does not represent participating securities.
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

On September 3, 2021, the Arqit Transaction was consummated, and the Company made the Arqit PIPE Investment, which was recorded as a financial asset in investments in the condensed consolidated balance sheets. The fair value of the Arqit PIPE Investment was $12.0 million as of December 31, 2021, and $2.8 million as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of $0.3 million and $9.2 million, respectively, from the Arqit PIPE Investment in the condensed consolidated statements of operations and comprehensive loss.
On September 7, 2021, Arqit delivered $5.0 million to the Company as a non-refundable deposit towards an executed launch service agreement for up to five launches, with $1.0 million of such deposit to be applied towards the price of each remaining launch services commencing with the second launch, if Arqit requires fewer than five launch services, and the remainder to be applied towards the price of the first launch service. As of September 30, 2022 and December 31, 2021, the Company recorded $5.0 million as a customer deposit in non-current deferred revenue on the condensed consolidated balance sheets.
(17) Commitments and Contingencies
(a)Purchase commitments
The Company has non-cancelable purchase commitments as of September 30, 2022, primarily related to supply and engineering services providers. The purchase commitments as of September 30, 2022 are as follows:

	Payments Due by Periods
Commitments and obligations	Less than 1 year (remaining)	1 – 3 years	3 – 5 years	More than 5 years	Total

	(In thousands)
Purchase commitments	$23,090	$21,875	$—	$—	$44,965
Amounts purchased under these arrangements for the nine months ended September 30, 2022 and 2021 were $3.7 million and $0.7 million, respectively.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

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
For the nine months ended September 30, 2022 and 2021, there were no other material legal proceedings.
(c)Contingencies
The Company identified certain contracts with multiple customers where the expected costs to fulfill the contract will be in excess of the estimated transaction price. As of September 30, 2022, the Company determined that it was probable that the costs to provide the services as stipulated by the amended launch services agreement would exceed the allocated firm fixed price of each launch. As such, the Company has recorded provisions for contract losses for a total of $18.6 million through September 30, 2022, including, as part of the Business Combination, the Company is providing a concession launch service for a Third-Party PIPE Investor. Accordingly, the Company recorded a contract loss reserve of $4.1 million as of December 31, 2021 based on the estimate of the cost to fulfill this obligation, offset to additional paid in capital as this is considered to be a transaction cost or cost of capital.
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
(18) Subsequent Events

Convertible Note

On November 4, 2022, the Company sold and issued to Virgin Investments Limited (“VIL”) a senior unsecured convertible note (the “Convertible Note”) in the principal amount of $25.0 million, which is convertible into shares of the Company’s common stock or other Qualified Securities (as defined below), subject to certain conditions and limitations set forth in the Convertible Note. The Company sold and issued the Convertible Note pursuant to a subscription agreement, dated as of November 4, 2022 (the “Subscription Agreement”), between the Company, VIL and the Company’s domestic subsidiaries named therein that are jointly and severally guaranteeing the Company’s obligations under the Convertible Note (the “Guarantors”). The Company will use the net proceeds from the Convertible Note for working capital.

The Convertible Note contains customary events of default, bears interest at an annual rate of 6.0% (or 10.0% during the continuance of an event of default under the Convertible Note), payable in cash semi-annually, and has a maturity date of November 4, 2024, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Subject to any limitations under the rules of Nasdaq Stock Market, the Convertible Note will automatically convert into Qualified Securities (as defined below) at a conversion price equal to the purchase price paid by investors in the relevant Qualified Financing (as defined below) if, prior to the earliest to occur of November 4, 2024, any Fundamental Change Effective Date and the effective date of any Merger Event (each as defined in the Convertible Note), the Company consummates a bona fide third-party financing of its common stock or securities convertible into or exchangeable for the Company’s for gross cash proceeds of at least $50.0 million (excluding any

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
securities purchased by VIL or its affiliates) in one or more related and substantially similar and simultaneous transactions at the same price (a “Qualified Financing” and the securities sold in such Qualified Financing, the “Qualified Securities”). VIL will have the option to convert all or a portion of the Convertible Note in accordance with such terms in a financing by the Company that would have been a Qualified Financing but for the gross cash proceeds in such financing being less than $50.0 million, with such conversion effected as described above as if such financing were a Qualified Financing. Additionally, on or after October 15, 2024, VIL has the right to convert all or any portion of the Convertible Note into shares of common stock at an initial conversion rate of 345.5425 shares of common stock per $1,000 principal amount of the Convertible Note (subject to adjustments as provided in the Convertible Note, the “Fixed Conversion Rate”). In the event of a Fundamental Change, a Merger Event (each as defined in the Convertible Note) or a redemption of the Convertible Note by the Company, or if any automatic conversion in connection with a Qualified Financing would be subject to limitations set forth in the relevant rules of Nasdaq Stock Market, VIL has the right to convert the Convertible Note at the Fixed Conversion Rate. Prior to the Maturity Date, the Company may redeem all or part of the Convertible Note for cash at a redemption price equal to 100% of the principal amount of the Convertible Note to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Convertible Note contains a covenant that restricts the Company’s and the Guarantors’ ability to incur liens on the Company’s and the Guarantors’ assets and properties without VIL’s consent. If the Company undergoes a Fundamental Change (as defined in the Convertible Note), then, subject to certain conditions, VIL may require the Company to repurchase for cash all or any portion of the Convertible Note at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Note to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Initially, a maximum of 8,638,563 shares of the common stock may be issued upon conversion of the Convertible Note at the Fixed Conversion Rate, subject to adjustment provisions included in the Convertible Note. The Convertible Note is not freely transferable without our written consent in whole or in part until the one-year anniversary of the issuance date unless a default under the Convertible Note has occurred and is continuing. On or after such anniversary, the Convertible Note will be freely transferable in whole or in part by VIL, subject to any restrictions under the Securities Act.

The Company has evaluated subsequent events from September 30, 2022 through November 8, 2022, the date at which the condensed consolidated financial statements were available to be issued and concluded there were no other subsequent events to recognize in the condensed consolidated financial statements.

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
Overview
We are a vertically integrated space company that provides customers dedicated and rideshare small-satellite launch capabilities. Our philosophy is to operate a mobile launch system that can launch “at any time, to any orbit.” Our vision is to use space to drive positive and lasting change on Earth, from connecting communities to advancing scientific initiatives; supporting America’s and other nations’ space presence, and helping create the next generation of world-changing space technology.
Since our founding in 2017, we have invested in research and development efforts to develop a unique air-launch system, comprised of Cosmic Girl, a modified Boeing 747 aircraft, and the LauncherOne rocket. Cosmic Girl serves as a reusable mobile launch pad, carrying aloft LauncherOne, a two-stage rocket that is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. This mobile system allows us to serve a broad array of applications and end markets, providing customers with a highly differentiated solution to launch satellites relative to other existing small-satellite ground launch providers.

We believe there is near- and medium-term acceleration in the growth of the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. There are numerous private small-satellite launch companies (focused on developing rockets to carry satellites of less than 1,000 kg to 500 km low Earth orbit), but to our knowledge, only five small-satellite launch providers in the U.S. have successfully delivered launch payloads to their intended orbits — Astra Space, Northrop Grumman, Rocket Lab, SpaceX, and Virgin Orbit. As one of the few proven small-satellite launch providers, we believe we are well-positioned to benefit from these attractive industry tailwinds. As of the date of this Quarterly Report on Form 10-Q, we have successfully completed a total of four orbital launches since 2021, which we believe demonstrates the efficacy of our launch system. With the four completed orbital launches, we have delivered 33 satellites to their desired orbits with high precision. The Company plans to conduct future commercial launches from other locations, including Cornwall in the UK later this year.

By utilizing an air-launch system via Cosmic Girl and the LauncherOne rocket, we believe that we offer the agility, flexibility and responsiveness that small-satellite customers need to achieve their mission objectives. Our launches have delivered satellites to orbit for customers across commercial, civil and national security and defense markets, both domestically and internationally. Leveraging the successes from these launches, we have been able to secure approximately $143.1 million of binding backlog agreements as of September 30, 2022.

We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California. Leveraging advanced, state-of-the-art manufacturing capabilities, including automation and additive manufacturing technologies, we believe we have the necessary key investments, technologies and production ramp plans in place to meet the medium-term demand for our launch business. Prior to the Business Combination, Virgin Group Holdings Limited (“Virgin Group”) and Mubadala Investment Company PJSC (“Mubadala”) and its subsidiaries invested approximately $1 billion of capital to found, scale and grow the business.

We have been primarily focused on and engaged in designing and developing launch solutions for small-satellites since our inception in 2017. We have incurred net losses of $139.5 million and $115.6 million for the nine months ended September 30, 2022 and 2021, respectively, and expect to incur significant losses in the near term.

Since achieving commercialization in January 2021, we have continued and expect to continue to make significant investments in capital expenditures to build and expand our production for commercial small-satellite launches, hire top-tier leaders and innovators, and continue to invest in research and development. However, as discussed below under “Liquidity and Capital Resources - Going Concern and Sources of Liquidity,” our history of losses and the possibility that we may not be able to raise sufficient capital to finance our operations raise substantial doubt regarding our ability to continue as a going concern. Our ability to capitalize on industry tailwinds and execute on our growth strategy will depend on our ability to access additional capital.

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
Customer Demand

Since our first test flight in 2020, a broad range of potential customers, including national security organizations, commercial satellite providers, and civil service providers have shown significant interest in our service. Our commercial customers include satellite and constellation providers such as Arqit and SatRevolution. Civil customers mostly fall within our spaceport and launch offerings for civil space agencies with customers including, NASA, Spaceport Cornwall in the United Kingdom, Spaceport Japan at Oita Airport in Japan, and Alcantara Launch Center in Brazil. Outside of spaceports, we also provide dedicated launch services for civil space agencies such as NASA, and we expect to provide such services to other governments which have space agencies but lack the infrastructure for domestic space launches. Some national security and defense customers include the United States Space Force, the U.S. Air Force, National Reconnaissance Office and the Missile Defense Agency. Leveraging our four successful orbital launches in 2021 and 2022, we have been able to secure approximately $143.1 million of binding backlog agreements as of September 30, 2022.
We also believe there is near- and medium-term growth potential in the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. As one of the few proven small-satellite launch providers to have successfully delivered payloads to their intended orbit, we believe we are well-positioned to benefit from these attractive industry tailwinds. Therefore, we plan to leverage our existing launch capabilities and our track record as a systems integrator to provide end-to-end value-added services for Internet of Things (“IoT”) and Earth Observation (“EO”) applications through the combination of agreements with satellite operators and a satellite constellation we will own and operate. Using a satellite-as-a-service model, we expect to deploy our own satellites in the next few years to serve government and commercial, both domestically and internationally.
Technology Innovation
We design, build, test, and launch LauncherOne in-house and operate at the forefront of composite structures, liquid rocket engines, ultra-responsive launch systems, ruggedized avionics, optimized flight software, automated flight safety systems, and advanced manufacturing techniques. We believe the synergy of these technologies enables greater responsiveness to the commercial and government small-satellite markets. Our unique air-launch system launches satellites into space from a rocket carried beneath the wing of a modified Boeing 747-400, meaning it has greater flexibility, mobility and responsiveness than other satellite launch systems. To continue establishing market share and attracting customers, we plan to continue our substantial investments in research and development for the continued enhancements of LauncherOne and commercialization of future generations of our rockets.
Manufacturing Capacity
As we plan to continue to scale our production of rockets for our small-satellite services, we are making significant investments in capital expenditures for building and enhancing our manufacturing capacity and facilities. We expect our capital expenditures to continue to increase for the next several years. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and manufacture rockets, our ability to achieve sales, and customer demand for our rockets at the levels we anticipate. Our headquarters in Long Beach, California has combined facility space of 195,000 square feet and is used for design, engineering, manufacturing, integration, assembly, test activities, payload processing and encapsulation. As of September 30, 2022, we had approximately five rockets in production and the processes, technology and machinery/tooling to support a production capacity of approximately 20 rockets annually.
Global Pandemic

The COVID-19 pandemic and the protocols and procedures we implemented in response to the pandemic caused delays to our business and operations, which led to accumulated impacts to both schedule and cost efficiency and some delays in operational and maintenance activities, including delays in our test flight program. While we are no longer experiencing delays from these measures, the longevity and extent of the COVID-19 pandemic remain uncertain, including due to the emergence and impact of the COVID-19 variants. Measures we may need to take in the future and challenges that result from the pandemic could affect our operations necessary to complete the development of our spaceflight systems, our scheduled flight test programs and commencement of our commercial flights. See the section entitled Part II, Item 1A. "Risk Factors" for further discussion of the impacts of the COVID-19 pandemic on our business.
Components of Results of Operations
Revenue
Launch Related Services

Small-satellite launch operations revenue is recognized for providing customer launch services by placing payloads into orbit. Revenue for each customer payload is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. We began recognizing revenue for launch services in January 2021 from our initial launch with NASA. Our second launch was completed in June 2021, with successful deployments of payloads in each of our core offerings: commercial, civil and defense. As of the date of this Quarterly Report on Form 10-Q, we successfully completed four orbital launches since 2021, out of Mojave, California. To date, we have delivered 33 satellites to their desired orbits with high precision. We generated $32.7 million and $6.0 million of launch related service revenue during the nine months ended September 30, 2022 and 2021, respectively, from launch related services. We expect a significant portion of our future revenue growth to be derived from further commercialization of our small-satellite launch operations and expansion of our portfolio of space offerings.
Engineering Services
We also generate revenue by providing engineering services, which primarily relates to research and studies, to our customers. Revenue is recognized as control of the performance obligation is transferred over time to the customer. As of September 30, 2022, we have five engineering service revenue contracts for which we expect to transfer all remaining performance obligations to the customers by the year ended December 31, 2027. We expect that we will continue to earn revenue from engineering services, but that such revenue will represent a smaller portion of our future revenue growth compared to launch services. We generated $0.3 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively, from engineering services.

Cost of Revenue

Cost of revenue relates to launch services and engineering services, which primarily includes costs for materials and human capital, such as payroll and benefits for our launch and flight operations. We expect that we will continue to incur cost of revenue from launch services and engineering services. Since LauncherOne achieved technological feasibility in January 2021, we began capitalizing and subsequently charging to cost of revenue the costs incurred to launch small-satellites. Costs associated with launch services include the costs for rocket manufacturing, overhead, and launch. Costs for rocket manufacturing include materials, labor, fuel, payroll and benefits for our launch and flight operations as well as the depreciation of Cosmic Girl, maintenance and depreciation of facilities and equipment and other allocated overhead expenses. As we continue to grow our revenue from further commercialization of our small-satellite launch operations and expansion of our portfolio of space offerings, we expect that our cost of revenue will increase.
Gross Profit and Gross Margin
Gross profit is calculated as revenue less cost of revenue. Gross margin is the percentage obtained by dividing gross profit by its revenue. Our gross profit and gross margin have varied historically based on the mix of revenue from small-satellite launch services and engineering services. Although our gross profit and gross margin may continue to vary by offering as we scale our business, we expect our overall gross profit and gross margin to improve over time.
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

As we continue to grow, we expect that our selling, general and administrative costs will increase. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general liability and director and officer insurance, investor relations and professional services.
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
Interest Expense, net
Interest expense, net relates to the cost of financing our convertible note, finance lease obligations, cost of financing our director and officer insurance, and income from interest bearing demand deposit accounts

Change in fair value of equity investments
Change in fair value of equity investments consists of the changes in fair value of our equity investments.

Change in fair value of liability classified warrants

Change in fair value of liability classified warrants relates to remeasurement of our public and private placement warrants to fair value as of any respective exercise date and as of each subsequent balance sheet date.

Change in fair value of convertible note

Change in fair value of convertible note relates to remeasurement of our convertible note to fair value as of any respective conversion date and as of each subsequent balance sheet date.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$30,907	$2	$33,023	$7,230
Cost of revenue	40,396	8,697	61,264	25,370
Gross loss	(9,489)	(8,695)	(28,241)	(18,140)
Selling, general and administrative expenses	30,745	27,163	91,016	67,126
Research and development expenses	10,263	9,035	30,201	38,482
Operating loss	(50,497)	(44,893)	(149,458)	(123,748)
Other income, net:
Change in fair value of equity investments	(340)	4,852	(9,160)	4,852
Change in fair value of liability classified warrants	4,182	—	15,862	—
Change in fair value of convertible note	3,153	—	3,153	—
Interest expense, net	(508)	(6)	(588)	(19)
Other income	367	1,457	690	3,352
Total other income, net:	6,854	6,303	9,957	8,185
Loss before income taxes	(43,643)	(38,590)	(139,501)	(115,563)
Provision for income taxes	—	—	4	—
Net loss	$(43,643)	$(38,590)	$(139,505)	$(115,563)

For the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021
Revenue

(In thousands, except %)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
	(In thousands, except %)				(In thousands, except %)
Revenue	$30,907	$2	$30,905	N/M	$33,023	$7,230	$25,793	357%
Revenue increased by $30.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily attributable to launch related service revenues completed during the three months ended September 30, 2022 compared to no launch related service revenue during the three months ended September 30, 2021.
Revenue increased by $25.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily attributable to increase in launch related service revenues completed during the nine months ended September 30, 2022.
Cost of Revenue and Gross Loss

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Revenue	$30,907	$2	$30,905	N/M	$33,023	$7,230	$25,793	357%
Cost of revenue	40,396	8,697	31,699	364%	61,264	25,370	35,894	141%
Gross loss	$(9,489)	$(8,695)	$(794)	9%	$(28,241)	$(18,140)	$(10,101)	56%
Gross margin	(31)%	N/M			(86)%	(251)%
Cost of revenue increased by $31.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to costs of launch related service revenue, additional provisions for contract losses booked on future launches, manufacturing variances, and inventory adjustments to net realizable value related to certain rocket builds that were not recoverable.

For the nine months ended September 30, 2022, the increase of $35.9 million in cost of revenue is primarily due to costs of launch related service revenue, additional provisions for contract losses booked on future launches, manufacturing variances, and inventory adjustments to net realizable value related to certain rocket builds that were not recoverable.

Gross loss increased by $0.8 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Gross loss increased by $10.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Selling, General and Administrative Expenses

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Selling, general and administrative expenses	$30,745	$27,163	$3,582	13%	$91,016	$67,126	$23,890	36%
Selling, general and administrative expenses increased by $3.6 million, or 13%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was due to the net increase of $3.6 million primarily due to general corporate expenses related to new public company costs which includes directors and officers insurance, professional and legal fees, stock-based compensation, training, brand license fees, equipment maintenance and travel expenses and changes in expense classification of certain development expenses for facilities and overhead due to sustaining expenses after achieving technological feasibility for both the launch operations and production processes.

Selling, general and administrative expenses increased by $23.9 million, or 36%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily attributable to the increase in facilities and overhead of approximately $8.1 million due to our change in expense classification of certain development expenses to sustaining expenses after achieving technological feasibility for both the launch operations and production processes and the increase general corporate expenses of $15.7 million primarily related to new public company costs for directors and officers insurance, professional and legal fees, stock-based compensation, advertising, brand license, marketing, equipment maintenance, development labor, and travel expenses.

Research and Development Expenses

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Research and development expenses	$10,263	$9,035	$1,228	14%	$30,201	$38,482	$(8,281)	(22)%
Research and development expenses increased by $1.2 million, or 14%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily attributable to the increase in research and development personnel-related expenses of approximately $3.5 million, partially offset by the decrease in facilities, overhead and general corporate expenses of approximately $2.2 million due to the transition from development into sustaining activities for both launch operations and production processes.
Research and development expenses decreased by $8.3 million, or 22%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily attributable to the decrease in contract labor of approximately $3.0 million and approximately $5.1 million of lower facilities, overhead and general corporate expenses due to the transition from development into sustaining activities for both launch operations and production processes.
Change in fair value of equity investments

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Change in fair value of equity investments	$(340)	$4,852	$(5,192)	(107)%	$(9,160)	$4,852	$(14,012)	(289)%
The change in fair value of equity investments of $5.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to changes in unrealized gains (losses) from the equity investment in Arqit that was acquired during the third quarter of 2021.
The change in fair value of equity investments of $14.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable to changes in unrealized gains (losses) from the equity investment in Arqit.
Change in fair value of liability classified warrants

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Change in fair value of liability classified warrants	$4,182	$—	$4,182	N/A	$15,862	$—	$15,862	N/A
There was a $4.2 million and $15.9 million change in fair value of liability classified warrants for the three and nine months ended September 30, 2022, respectively, as a result of a decrease in the price of our common stock. The public and private placement warrants were assumed by the Company from NextGen as part of the Business Combination on

December 29, 2021. The public and private placement warrants are recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date.
Change in fair value of convertible note

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Change in fair value of convertible note	3,153	—	$3,153	N/A	3,153	—	$3,153	N/A
There was a $3.2 million decrease in fair value of convertible note for the three and nine months ended September 30, 2022 primarily attributable to increased interest rates for comparable financing instruments. The convertible note was sold and issued to YA II PN, Ltd. (the “Investor”) on June 29, 2022 in the principal amount of $50.0 million, which is convertible into shares of our common stock. The convertible note is recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of each subsequent balance sheet date.
Interest Expense, Net

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Interest expense, net	$(508)	$(6)	$(502)	N/M	$(588)	$(19)	$(569)	N/M
Interest expense, net increased $0.5 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily attributable to accrued interest of $0.8 million related to the convertible note, offset by the increase in money market interest income of $0.3 million.
Interest expense, net increased $0.6 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily attributable to accrued interest of $0.8 million related to the convertible note, interest expense for financing of our director and officer insurance of $0.1 million, offset by the increase in money market interest income of $0.3 million.
Other Income

(In thousands)	Three Months Ended September 30,		$ change	% change	Nine Months Ended September 30,		$ change	% change
	2022	2021			2022	2021
Other income, net	$367	$1,457	$(1,090)	(75)%	690	3,352	$(2,662)	(79)%

Other income decreased by $1.1 million, or (75)% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of the non-refundable deposit of $1.2 million for Sky and Space Global Limited (“SAS”) in consideration for the termination of the launch service agreement (“LSA”), offset by other SAS income during the three months ended September 30, 2022.
Other income decreased by $2.7 million, or (79)% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a non-refundable deposit of $1.2 million for Sky and Space Global Limited (“SAS”) in consideration for the termination of the launch service agreement (“LSA”) and initial recognition of the initial ordinary shares of SAS issued to us in consideration for the termination of the LSA of $1.7 million as an equity investment, offset by other SAS income during the nine months ended September 30, 2022.
Provision for Income Taxes
Provision for income taxes was immaterial for the three and nine months ended September 30, 2022 and 2021. We have accumulated net operating losses at the federal and state level for the time period during which we had not yet began commercial operations. We maintain a substantially full valuation allowance against net deferred tax assets. The income tax expenses are primarily related to minimum state filing fees in the states where we have operations.
Liquidity and Capital Resources
Liquidity Requirements
We expect our expenses to increase in connection with ongoing activities, particularly as we continue to advance the development of our technologies, commercialize our satellite launch operations and continue to develop our space solution offerings, and continue to build and expand our production of rockets and aircraft.
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
We have several non-cancelable leases primarily related to the lease of our manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from three to ten years and require us to pay all executory costs, such as maintenance and insurance. Our total remaining lease obligation as of September 30, 2022 is $21.7 million, with $0.8 million due in less than one year. We also have non-cancelable purchase commitments as of September 30, 2022 primarily related to supply and engineering services providers. Total non-cancelable purchase commitments due in the next five years is approximately $45.0 million, with $23.1 million due in less than one year.

Additionally, we are expanding our satellite launch operations and space solution offerings since commercialization. As of September 30, 2022, we had five rockets in various stages of production and one carrier aircraft in operation. We expect to accelerate our production of rockets to reach an annual production capacity of approximately 20 rockets. We have significantly reduced the per unit cost of producing rockets since production began. As such, we anticipate the costs to manufacture additional rockets to continue to decrease on a per unit basis as we advance and scale up our manufacturing processes and capabilities. However, the recent commercialization of our satellite launch and space solution offerings and the anticipated expansion of our rocket production have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Many of these risks and uncertainties are described in more detail in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including rate of revenue growth, ability to reduce costs per unit, the expansion of research and development activities, hiring additional personnel, and investment in manufacturing operations. We may sell equity securities or debt securities or secure other debt financing in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.

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

Prior to the Business Combination, our operations participated in cash management and funding arrangements managed by Virgin Investment Limited (“VIL”). Only cash and cash equivalents held in bank accounts legally owned by our entities are reflected in the consolidated balance sheets. Cash and cash equivalents held in bank accounts legally owned by the Parent

Company were not directly attributable to us for any of the periods presented. Transfers of cash, both to and from us, have been reflected as a contribution from or a distribution to the Parent Company in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows.

Our principal sources of liquidity following the Business Combination have been our cash and cash equivalents, including proceeds from our issuance and sale of a convertible debenture to the Investor (described more fully below) Yorkville and of a convertible note to VIL, and any additional capital that may be obtained through borrowings or additional sales of securities. As of September 30, 2022, we had an accumulated deficit of $960.0 million and cash and cash equivalents of $71.2 million. Our net loss and net cash used in operating activities for the nine months ended September 30, 2022 was $139.5 million and $158.0 million, respectively. We have not generated positive cash flows from operations or sufficient revenues to provide sufficient cash flows to enable us to finance our operations internally, and may not be able to raise sufficient capital to do so. As a result of the Company’s assessment of going concern considerations, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible Debenture with YA II PN, Ltd.

In June 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with the Investor, pursuant to which we sold and issued to the Investor a convertible debenture in the principal amount of $50.0 million, which is convertible into shares of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement. The Investor is obligated to use commercially reasonable efforts to convert $2.7 million of the convertible debenture in each 30-day period beginning on August 28, 2022, provided that the certain conditions are satisfied as of each such period.

The convertible debenture bears interest at an annual rate of 6.0% and has a maturity date of December 29, 2023. The convertible debenture provides a conversion right, in which any portion of the principal amount of the convertible debenture, together with any accrued but unpaid interest, may be converted into shares of our common stock at a conversion price equal to the lower of (i) $4.64 or (ii) 95% of the average of the two lowest daily volume weighted average price of our common stock during the three (3) trading days immediately preceding the date of conversion (but not lower than a certain floor price, currently set at $2.52, that is subject to further adjustment in accordance with the terms of the convertible debenture).

The convertible debenture may not be converted into common stock to the extent such conversion would result in the Investor and its affiliates having beneficial ownership of more than 9.99% of our then outstanding shares of common stock; provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to us. The convertible debenture provides us, subject to certain conditions, with a redemption right pursuant to which, upon three business days’ prior notice to the Investor in the case of a partial redemption or ten business days’ notice in the case of a full redemption, we may redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to 2.5% of the principal amount being redeemed up until October 1, 2022, and thereafter at a redemption price equal to 5.0% of the principal amount being redeemed.

Standby Equity Purchase Agreement

In March 2022, we entered into a standby equity purchase agreement (the “SEPA”) with the Investor, pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the SEPA.

Upon the initial satisfaction of the conditions to the Investor's obligation to purchase shares of common stock set forth in the SEPA (the “Commencement”), including that a registration statement registering the resale by the Investor of the shares of common stock under the Securities Act that may be sold to the Investor by us under the SEPA is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion until the first day of the month next following the 36-month period from and after the date of the SEPA, to direct the Investor to purchase up to a specified maximum amount of shares of common stock as set forth in the SEPA by delivering written to the Investor. The purchase price of the shares of common stock that we may sell to the Investor pursuant to the SEPA will be 97.5% of the average of the volume weighted average price of our common stock during each trading day in the three (3) consecutive trading days commencing on the trading day following delivery of such a notice (other than any trading days excluded pursuant to the terms of the Purchase Agreement). The maximum amount to be sold pursuant to each notice may not exceed $50 million, and a notice cannot be delivered earlier than six trading days following the pricing period relating to any prior Notice. Any shares of common stock that may be sold by us under the SEPA will be sold in transactions exempt from registration under the Securities Act in reliance upon the exemption afforded under Section 4(a)(2).

The SEPA prohibits us from directing the Investor to purchase any shares of common stock pursuant to the SEPA if those shares, when aggregated with all other shares of our common stock then beneficially owned by the Investor and its affiliates, would result in the Investor and its affiliates having beneficial ownership of more than the 9.99% of our then outstanding shares of common stock. Additionally, under applicable Nasdaq rules, we may not issue to the Investor more than 19.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the SEPA without prior stockholder approval, unless certain stipulations are met. The SEPA also provides that we may request a pre-advance loan from the Investor in a principal amount not to exceed $50.0 million. Subject to the terms of the SEPA, we have the right to terminate the SEPA at any time after Commencement, at no cost or penalty, upon five (5) trading days’ prior written notice. In connection with the execution of the Purchase Agreement in June 2022, we agreed with the Investor not to sell to the Investor any shares under the SEPA until the earlier of the date upon which (i) all amounts outstanding under the convertible debenture have been fully repaid or converted into shares of common stock or (ii) the Investor no longer has any right or ability to convert any portion of the convertible debenture into shares of common stock.

We have agreed with the Investor not to sell to the Investor any shares under the SEPA until the earlier of the date upon which (i) all amounts outstanding under the convertible debenture purchased from us by the Investor have been fully repaid or converted into shares of common stock or (ii) the Investor no longer has any right or ability to convert any portion of the convertible debenture into shares of common stock.

Convertible Note with Virgin Investments Limited

On November 4, 2022, we sold and issued to VIL a senior unsecured convertible note (the “Convertible Note”) in the principal amount of $25.0 million, which is convertible into shares of our common stock or other Qualified Securities (as defined below), subject to certain conditions and limitations set forth in the Convertible Note. We sold and issued the Convertible Note pursuant to a subscription agreement, dated as of November 4, 2022 (the “Subscription Agreement”), between us, VIL and our domestic subsidiaries named therein that are jointly and severally guaranteeing our obligations under the Convertible Note (the “Guarantors”). We will use the net proceeds from the Convertible Note for working capital.

The Convertible Note contains customary events of default, bears interest at an annual rate of 6.0% (or 10.0% during the continuance of an event of default under the Convertible Note), payable in cash semi-annually, and has a maturity date of November 4, 2024, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Subject to any limitations under the rules of Nasdaq Stock Market, the Convertible Note will automatically convert into Qualified Securities (as defined below) at a conversion price equal to the purchase price paid by investors in the relevant Qualified Financing (as defined below) if, prior to the earliest to occur of November 4, 2024, any Fundamental Change Effective Date and the effective date of any Merger Event (each as defined in the Convertible Note), we consummate a bona fide third-party financing of our common stock or securities convertible into or exchangeable for our common stock for gross cash proceeds of at least $50.0 million (excluding any securities purchased by VIL or its affiliates) in one or more related and substantially similar and simultaneous transactions at the same price (a “Qualified Financing” and the securities sold in such Qualified Financing, the “Qualified Securities”). VIL will have the option to convert all or a portion of the Convertible Note in accordance with such terms in a financing by us that would have been a Qualified Financing but for the gross cash proceeds in such financing being less than $50.0 million, with such conversion effected as described above as if such financing were a Qualified Financing. Additionally, on or after October 15, 2024, VIL has the right to convert all or any portion of the Convertible Note into shares of common stock at an initial conversion rate of 345.5425 shares of common stock per $1,000 principal amount of the Convertible Note (subject to adjustments as provided in the Convertible Note, the “Fixed Conversion Rate”). In the event of a Fundamental Change, a Merger Event (each as defined in the Convertible Note) or a redemption of the Convertible Note by us, or if any automatic conversion in connection with a Qualified Financing would be subject to limitations set forth in the relevant rules of Nasdaq Stock Market, VIL has the right to convert the Convertible Note at the Fixed Conversion Rate. Prior to the Maturity Date, we may redeem all or part of the Convertible Note for cash at a redemption price equal to 100% of the principal amount of the Convertible Note to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Convertible Note contains a covenant that restricts our and the Guarantors’ ability to incur liens on our and the Guarantors’ assets and properties without VIL’s consent. If we undergo a Fundamental Change (as defined in the Convertible Note), then, subject to certain conditions, VIL may require us to repurchase for cash all or any portion of the Convertible Note at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Note to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Initially, a maximum of 8,638,563 shares of the common stock may be issued upon conversion of the Convertible Note at the Fixed Conversion Rate, subject to adjustment provisions included in the Convertible Note.
Cash Flows
Historical Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash used in operating activities	$(157,991)	$(111,694)
Cash used in investing activities	(17,025)	(21,791)
Cash provided by financing activities	51,228	138,705
Net (decrease) increase in cash and cash equivalents	$(123,788)	$5,220
Net Cash Used in Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $158.0 million primarily consisting of $139.5 million of net loss, adjusted for $12.0 million of non-cash and cash charges, and a decrease in net operating assets and liabilities of $30.5 million. The non-cash charges primarily included the charges in stock-based compensation of $12.0 million, depreciation and amortization of $9.6 million, the change in fair value of the equity investment in Arqit of $9.2 million, inventory write-down of $0.3 million, offset by the decrease for the change in fair value of liabilities classified as warrants of $15.9 million and the change in fair value of convertible note of $3.2 million. The net change in cash operating assets and liabilities are primarily due to the increase in inventory of $24.3 million, decrease in deferred revenue of $14.0 million and accounts payable of $9.4 million. For the nine months ended September 30, 2021, net cash used in operating activities was $111.7 million primarily consisting of $115.6 million of net loss, adjusted for $14.1 million of non-cash and cash charges and a decrease in net operating assets and liabilities of $10.2 million. Deferred revenue decreased due to launch related service revenues recognized during the nine months ended September 30, 2021. The non-cash charges primarily included charges for depreciation and amortization of $10.8 million, stock-based compensation of $8.3 million inventory write-down of $1.6 million offset by the decrease for the change in fair value of equity investment in Arqit of $4.9 million and the non-cash initial investment in SAS of $1.7 million. The net change in cash operating assets and liabilities are primarily due to the increase in inventory of $24.3 million and deferred revenue of $11.7 million.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $17.0 million and $21.8 million, respectively. The nine months ending September 30, 2022 primarily consisted of $17.1 million for purchases of property and equipment. The nine months ending September 30, 2021 primarily consisted of $16.8 million for purchases of property and equipment and $5.0 million of investment in Arqit.
Cash Provided by Financing Activities
Net cash provided by financing activities was $51.2 million for the nine months ended September 30, 2022, consisting primarily of $50.0 million cash proceeds on convertible note, $1.5 million in proceeds from the exercise of stock options, offset by $0.2 million payments for finance lease obligations. Net cash provided by financing activities was $138.7 million for the nine months ended September 30, 2021, consisting primarily of equity contributions received from the Parent Company of $137.1 million, $1.7 million of proceeds from stock options exercised, offset by $0.2 million payments of finance lease obligations.

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
Virgin Orbit will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date Virgin Orbit (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by Virgin Orbit’s emerging growth company status may make it difficult or impossible to compare Virgin Orbit’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted as of September 30, 2022.
Virgin Orbit will remain an “emerging growth company” under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of Virgin Orbit’s fiscal year in which Virgin Orbit has total annual gross revenue of at least $1.07 billion, as increased for inflation, (c) the last date of Virgin Orbit’s fiscal year in which Virgin Orbit is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Virgin Orbit has issued more than $1.0 billion in non-convertible debt securities during the previous three years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company’s 2021 Annual Report on Form 10-K.

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
•we are enhancing our system’s role-based access and implementing automated controls to help improve the reliability of our process and reporting; and
•finally, we are designing and implementing additional integration in our financially significant systems to provide the IT processes alongside efforts in business processes, which are supporting our internal control over financial reporting.

As of the date of this Quarterly Report on Form 10-Q, we have completed the following actions:

•we designed additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes;

•we hired additional personnel, and have engaged third party consultants and specialists to supplement our internal resources; and

•we designed IT and application controls in our financially significant systems to address our relative information processing objectives.

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board of Directors. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. We will not be able to conclude that we have remediated the material weaknesses until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

The material weaknesses described above did not result in any material misstatements in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. While we continue to remediate the material weaknesses described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described above.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, our operations have consumed substantial amounts of cash, which was funded primarily through cash flows financed by our previous corporate parent, Vieco 10 (“Vieco 10”) until December 29, 2021, the date on which Virgin Orbit consummated the transaction that resulted in its business becoming a public company. Our net losses were $139.5 million and $115.6 million for the nine months ended September 30, 2022 and 2021, respectively. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. While we have generated limited revenue from our initial launches, we only began commercial launch operations in 2021, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase our profitability. Our ability to generate profit will depend on our ability to grow our operations and drive operational efficiencies in our business to generate better margins. Assuming we have access to adequate capital to fund our operating plan, we expect our operating expenses to increase over the next several years as we increase the number of our launches each year, continue to attempt to streamline our manufacturing process, hire additional employees, increase marketing efforts, expand our sales resources, expand our commercial and civil operations, national security and defense services, including franchise spaceports and dedicated aircraft for military use, and space solutions and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Our future growth and operating performance may fail to meet investor or analyst expectations, or we may have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations. In addition, other unanticipated costs may arise.

Additional factors may further accelerate our need for additional financing, including if our revenues are lower than expected, or if our costs and expenses on a go-forward basis are higher than expected; furthermore, our operating plan may change as a result of many factors, including those currently unknown to us, and we may need to seek additional funds sooner than planned, in each case, through public or private equity, debt financings or other sources. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. Our management continues to monitor market conditions and pursue additional sources of capital.

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

As of September 30, 2022, we have not generated positive cash flows from our operations or generated sufficient revenues to provide sufficient cash flows to enable us to finance our operations internally. We have incurred significant losses since our inception and had an accumulated deficit of $960.0 million as of September 30, 2022 and we expect to continue to incur net losses. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our ability to continue as a going concern is dependent on our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions.

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
We also expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. We have received interest from a wide range of customers across various satellite applications or use cases, both in the public and private sectors. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because a majority of our customers have the right to terminate their launch service agreements if our launches are delayed beyond a specified period or if we do not achieve certain milestones. We may experience delays or we may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. Additionally, if we are unable to keep up with the demand for our launch services from a production and delivery perspective, we may not be in a position to deliver on our contracted revenues or our pipeline of potential contracts. Customers may also experience defaults or bankruptcies, which may impact our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. For example, for the year ended December 31, 2020, our revenues were impacted by the bankruptcy of our largest commercial customer. See Note 17. Commitments and Contingencies in the notes to the condensed consolidated financial statements included in this Quarterly Report for further details.
We remain in active discussions with potential customers and anticipate an increase in contracted revenue as the small-satellite and satellite constellation markets and demand for national security and defense services and space solutions, such as IoT services, continue to develop. Our success depends, in part, on our ability to attract new customers and retain existing customers in a cost-effective manner. Notwithstanding our estimated contracted revenue, we expect that we will need to make significant investments in order to attract new customers. Our sales growth is dependent upon our ability to implement strategic initiatives, and these initiatives may not be effective in generating sales growth. In addition, marketing campaigns, which we have not historically utilized, can be expensive and may not result in the acquisition of customers in a cost-effective manner, if at all. Further, as our brand becomes more widely known, future marketing campaigns or brand content may not attract new customers at the same rate as past campaigns or brand content.
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

We expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because a majority of our customers has the right to terminate their launch service agreements if we do not achieve certain milestones, such as the timely completion of project reviews, or other termination rights stemming from launch delays. We may experience delays or we may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. Additionally, we may determine not to consummate a binding business relationship with a counterparty with whom we only have a non-binding letter of intent or memorandum of understanding. We remain in active discussions with potential customers and anticipate an increase in contracted revenue as the markets for small-satellite launch, satellite constellations, national security and defense services and space solutions continue to develop.
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
If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our business development, research and development, customer and commercial strategy, products and services, supply chain, and manufacturing functions. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and manufacture our rockets as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support with regard to national security, defense services and space solutions, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our rockets and other equipment. Further, as we continue to grow our revenue from expansion of our portfolio of space offerings and further our commercialization of our small-satellite launch operations, we expect that our costs will increase. For example, increases in costs will include the quarterly royalty expenses that will ramp-up under the TMLA.

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

In addition, the redundant processes we have in place may not eliminate the risk that the release mechanism governing deployment of the rocket may malfunction, thereby potentially producing detrimental effects to the payload stack.
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
Our launch service contracts generally consist of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When we determine it is probable that costs to provide the services stipulated by a launch services agreement will exceed the allocated fixed price for each launch, we record a provision for a contract loss. Contract losses are recorded at the contract level and are recognized when known. The provision for contract losses outstanding as of September 30, 2022 was $18.6 million of contract losses and $17.9 million recorded as a reduction to inventory on the condensed consolidated balance sheets.
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
We face intense competition in the commercial launch industry and other industries in which we may operate.
We face intense competition in the commercial launch industry. Currently, our primary competitors in the U.S. market for commercial launch of small-satellites to LEO are SpaceX and RocketLab. In addition, we are aware of several entities actively engaged in developing commercial launch capabilities for small and medium sized payloads, including Relativity, Astra Space, Inc., ABL, and Firefly, among others. We also face competition from foreign launch companies, such as Arianespace, Vega and launch providers in China and India, as well as potential new competitors in other countries.
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
We derive significant revenue from contracts with the U.S. government and plan to enter into further contracts with the U.S. and foreign governments in the future. By 2025, we expect a substantial portion of our revenues to be earned pursuant to U.S. and foreign government contracts. Business conducted pursuant to such contracts is subject to extensive procurement regulations, including the Federal Acquisition Regulation, and other unique risks.
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
Due to our hybrid work environment, we may face increased business continuity and cyber risks that could significantly harm our business and operations.
The COVID-19 pandemic has caused us to modify our business practices by migrating a portion of our employees to a primarily remote setup where they access our servers remotely through home or other networks to perform their job responsibilities. While some of our operations can be performed remotely and are operating effectively at present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely because our team is dispersed, many employees and contractors may have additional personal needs to attend to (such as looking after children as a result of school closures or a family member who becomes sick), employees may become sick themselves and be unable to work, and any unavailability of or unreliable home Internet may affect work continuity and efficiency. As COVID-19 conditions improve and restrictions are lifted, similar uncertainties exist with the return to work process, particularly in light of the spread of COVID-19 variants.

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
The COVID-19 pandemic has negatively affected and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
While travel restrictions and business closures have largely lifted, we are continuing to monitor and assess the effects of the COVID-19 pandemic on our operations; however, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to the severity of the disease, the duration of the outbreak and outbreak of further variants. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our services and impact our operating results.
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

As of the date of this Quarterly Report on Form 10-Q, we have completed the following actions:

•we designed additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes;

•we hired additional personnel, and have engaged third party consultants and specialists to supplement our internal resources; and

•we designed IT and application controls in our financially significant systems to address our relative information processing objectives.

However, while we have designed and implemented measures to remediate our existing material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. Our current controls and any new controls that we are developing may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. We can give no assurance that these measures will remediate either of the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

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

•developments involving other companies where our directors, executive officers or significant stockholders have affiliations, even if those developments are not related to our business or those parties’ ties to us;

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

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt or convertible debt;
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

To raise capital, we may sell common stock, preferred stock, convertible securities or other equity securities in one or more transactions, at prices and in a manner we determine from time to time. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. In accordance with applicable law, we may also issue common stock or preferred stock for other purposes as our Board deems appropriate. Any such issuance:

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

Following the expiration of the applicable lock-ups agreed to by certain of our stockholders in connection with the Business Combination, those stockholders will not be restricted from selling such shares of our common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time following the expiration, lapse or waiver of such lock-ups. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company. We are also subject to more stringent state law requirements. For example, prior to being declared unconstitutional by Los Angeles Super Courts in 2022, SB 826 generally required public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors, and AB 979 generally required public companies with principal executive offices in California to have a minimum number of persons from specified underrepresented communities on the company’s board of directors. It is possible that the State of California could appeal one or both of the prior court decisions. While we will seek to comply with both SB 826 and AB 979 as promptly as practicable to the extent such are laws are in effect, the current composition of our Board does not satisfy the requirements of either SB 826 or AB 979. If either were to remain in effect, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation of each and a $300,000 for each subsequent violation, and our reputation may be adversely affected.
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
•amendment of the terms of the Stockholders’ Agreement or the Registration Rights Agreement (the “Registration Rights Agreement”);
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
•the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
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

Investors should not rely on outdated financial projections.

In connection with the Business Combination, we disclosed certain projections regarding our potential financial performance in future years. As previously disclosed, these projections were prepared for internal use, capital budgeting and other management purposes, including to capture the initial revenue and profit opportunity of our various solution offerings, were finalized in August 2021 and were not updated to reflect events after that date. Also, as previously disclosed, the projected financial information was not prepared with a view toward complying with the published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of prospective financial information, or GAAP with respect to forward-looking financial information. Readers were cautioned not to rely on the prospective financial information because actual results were likely to differ materially from the prospective financial information, and not to look upon the projections as “guidance” of any sort.

The projected financial information disclosed in connection with the Business Combination is outdated and does not represent the current views of management. Specifically, we received only approximately $180.8 million as a result of the Business Combination, which was less than 50% of the expected potential proceeds from the transaction, due in part to higher than expected redemptions by NextGen Acquisition Corp. II public stockholders and higher than expected expenses in connection with the Business Combination. Accordingly, following the closing of the Business Combination, we had less cash available to execute our development plans and growth strategy. This has limited the pace at which we have been able to make the investments we had planned to expand production and launch capabilities, develop new products and services, and establish the infrastructure to support this growth on the timeframe contemplated by the projections disclosed in connection with the Business Combination. As a result, we expect our actual results for the periods covered by the projections will differ materially from the projected financial information that we prepared in August 2021.

We reiterate our prior caution not to rely on the previously published and now outdated financial projections. We have not undertaken any obligation to publish any financial projections.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2022, the registrant did not make any sales of unregistered equity securities that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information

On November 4, 2022, we sold and issued to VIL the Convertible Note in the principal amount of $25.0 million, which is convertible into shares of our common stock or other Qualified Securities, subject to certain conditions and limitations set forth in the Convertible Note. We sold and issued the Convertible Note pursuant to the Subscription Agreement between us, VIL and our domestic subsidiaries named therein that are jointly and severally guaranteeing our obligations under the Convertible Note. We will use the net proceeds from the Convertible Note for working capital.

The Convertible Note contains customary events of default, bears interest at an annual rate of 6.0% (or 10.0% during the continuance of an event of default under the Convertible Note), payable in cash semi-annually, and has a maturity date of November 4, 2024, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Subject to any limitations under the rules of Nasdaq Stock Market, the Convertible Note will automatically convert into Qualified Securities (as defined below) at a conversion price equal to the purchase price paid by investors in the relevant Qualified Financing (as defined below) if, prior to the earliest to occur of November 4, 2024, any Fundamental Change Effective Date and the effective date of any Merger Event (each as defined in the Convertible Note), we consummate a bona fide third-party financing of our common stock or securities convertible into or exchangeable for our common stock for gross cash proceeds of at least $50.0 million (excluding any securities purchased by VIL or its affiliates) in one or more related and substantially similar and simultaneous transactions at the same price (a “Qualified Financing” and the securities sold in such Qualified Financing, the “Qualified Securities”). VIL will have the option to convert all or a portion of the Convertible Note in accordance with such terms in a financing by us that would have been a Qualified Financing but for the gross cash proceeds in such financing being less than $50.0 million, with such conversion effected as described above as if such financing were a Qualified Financing. Additionally, on or after October 15, 2024, VIL has the right to convert all or any portion of the Convertible Note into shares of common stock at an initial conversion rate of 345.5425 shares of common stock per $1,000 principal amount of the Convertible Note (subject to adjustments as provided in the Convertible Note, the “Fixed Conversion Rate”). In the event of a Fundamental Change, a Merger Event (each as defined in the Convertible Note) or a redemption of the Convertible Note by us, or if any automatic conversion in connection with a Qualified Financing would be subject to limitations set forth in the relevant rules of Nasdaq Stock Market, VIL has the right to convert the Convertible Note at the Fixed Conversion Rate. Prior to the Maturity Date, we may redeem all or part of the Convertible Note for cash at a redemption price equal to 100% of the principal amount of the Convertible Note to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Convertible Note contains a covenant that restricts our and the Guarantors’ ability to incur liens on our and the Guarantors’ assets and properties without VIL’s consent. If we undergo a Fundamental Change (as defined in the Convertible Note), then, subject to certain conditions, VIL may require us to repurchase for cash all or any portion of the Convertible Note at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Note to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The Convertible Note was issued to VIL in reliance upon Section 4(a)(2) of the Securities Act, in a transaction not involving any public offering. We relied on this exemption from registration based in part on representations made by VIL in the Subscription Agreement. Any shares of common stock that may be issued upon conversion of the Convertible Note will be issued in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by us exclusively with our security holders. Initially, a maximum of 8,638,563 shares of the common stock may be issued upon conversion of the Convertible Note at the Fixed Conversion Rate, subject to adjustment provisions included in the Convertible Note. The Convertible Note is not freely transferable without our written consent in whole or in part until the one-year anniversary of the issuance date unless a default under the Convertible Note has occurred and is continuing. On or after such anniversary, the Convertible Note will be freely transferable in whole or in part by VIL, subject to any restrictions under the Securities Act.

The Subscription Agreement contains customary representations, warranties, and covenants by us and VIL. The representations, warranties and covenants contained in the Subscription Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by us and VIL. We have also agreed in the Subscription Agreement to reimburse VIL for its documented, out-of-pocket expenses incurred in connection with the issuance and sale of the Convertible Note. The foregoing descriptions of the Subscription Agreement and the Convertible Note are each qualified in their entirety by reference to the full text of the Subscription Agreement and Convertible Note, respectively, which are attached to this Quarterly Report on Form 10-Q as Exhibits 4.1 and 10.2 and incorporated herein by reference.

VIL is an affiliate of the Company and maintains expansive approval and other rights with respect to our governance and operational matters, including the right to designate three members of our board of directors and the right to approve several corporate transactions, each as set forth in that certain Stockholders’ Agreement, dated December 29, 2021, by and between us, VIL and the other parties thereto. The full text of the Stockholders’ Agreement is incorporated herein by reference to Exhibit 10.4(a) to our 2021 Annual Report on Form 10-K.

VIL is also party to the Amended and Restated Registration Rights Agreement, dated December 29, 2021, with us and the other parties thereto, which provides VIL and the other stockholders party to the agreement with various customary demand and piggyback registration rights. Pursuant to the terms of the Registration Rights Agreement, any shares of common stock acquired by VIL upon conversion of the Convertible Note will be considered “registrable securities” for purposes of the Registration Rights Agreement. The full text of the Registration Rights Agreement is incorporated herein by reference to Exhibit 10.2(a) to our 2021 Annual Report on Form 10-K. Neither the Stockholders’ Agreement nor the Registration Rights Agreement has been amended in connection with the issuance and sale of the Convertible Note.
Item 6.    Exhibits

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, dated as of August 22, 2021, by and among the Registrant, Pulsar Merger Sub, Inc., and NextGen Acquisition Corp. II (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

3.1	Certificate of Incorporation of Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-262326) filed on January 25, 2022).
3.2	Bylaws of Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).
4.1*	Convertible Note, dated November 4, 2022, by and between the Registrant, guarantors named therein and Virgin Investments Limited
10.1*#	Amended and Restated Non-Employee Director Compensation Program
10.2*	Subscription Agreement, dated November 4, 2022, by and between the Registrant, guarantors named therein and Virgin Investments Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

VIRGIN ORBIT HOLDINGS, INC.

Date:	November 8, 2022	By:	/s/ Daniel Hart
		Name:	Daniel Hart
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Brita O’Rear
		Name:	Brita O’Rear
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)