Form 10-Q/A
period 2022-03-31
Virgin Orbit Holdings, Inc.
filed 2022-11-14
CIK 1843388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Virgin Orbit Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the Securities Exchange Commission on May 12, 2022 (the “Original Form 10-Q”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer as Exhibit 31.1 and Exhibit 31.2, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”).

Except for the revisions in the Section 302 and 906 Certifications filed with this Amendment No. 1, this Amendment No. 1 speaks as of the original filing date and does not reflect events occurring after the Original Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-Q.

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
Manufacturing Capacity
As we plan to continue to scale our production of rockets for our small satellite services, we are making significant investments in capital expenditures for building and enhancing our manufacturing capacity and facilities. We expect our capital expenditures to continue to increase for the next several years. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and manufacture rockets, our ability to achieve sales, and customer demand for our rockets at the levels we anticipate. Our headquarters in Long Beach, California has combined facility of ### square feet and is used for design, engineering, manufacturing, integration, assembly, test activities, payload processing and encapsulation. We currently have approximately five rockets in production and the processes, technology and machinery/tooling to support a production capacity of approximately ### rockets annually.
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

Additionally, we are expanding our satellite launch operations and space solution offerings since commercialization. As of March 31, 2022, we had approximately five rockets in various stages of production and one carrier aircraft in operation. We expect to accelerate our production of rockets to reach an annual production capacity of approximately ### rockets and we expect to begin acquisition and modification of an additional carrier aircraft in the next 12 to 18 months. We have significantly reduced the per unit cost of producing rockets since production began. As such, we anticipate the costs to manufacture additional rockets to continue to decrease on a per unit basis as we advance and scale up our manufacturing processes and capabilities. We expect our capital investments to increase our production of rockets, modify additional carrier aircrafts, and advance and scale up our manufacturing facilities. However, the recent commercialization of our satellite launch and space solution offerings and the anticipated expansion of our rocket production have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Many of these risks and uncertainties are described in more detail in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Our future capital requirements will depend on many factors, including rate of revenue growth, ability to reduce costs per unit, the expansion of research and development activities, hiring additional personnel, and investment in manufacturing operations. We may sell equity securities or debt securities or secure other debt financing in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.

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

VIRGIN ORBIT HOLDINGS, INC.

Date:	November 10, 2022	By:	/s/ Daniel Hart
		Name:	Daniel Hart
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Brita O’Rear
		Name:	Brita O’Rear
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)