Form 10-Q/A
period 2022-06-30
Virgin Orbit Holdings, Inc.
filed 2022-11-14
CIK 1843388

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

EXPLANATORY NOTE

Virgin Orbit Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the Securities Exchange Commission on August 15, 2022 (the “Original Form 10-Q”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer as Exhibit 31.1 and Exhibit 31.2, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”).

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

VIRGIN ORBIT HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2022
(In thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2021	334,919,914	$34	$1,033,393	$(3)	$(820,454)	$212,970
Net loss	—	—	—	—	(62,571)	(62,571)
Stock-based compensation	—	—	3,814	—	—	3,814
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2022	334,919,914	$34	$1,037,207	$(64)	$(883,025)	$154,152
Net loss	—	—	—	—	(33,292)	(33,292)
Stock-based compensation	—	—	2,633	—	—	2,633
Exercise of stock options	182,609	2	649	—	—	651
Other comprehensive loss	—	—	—	(28)	—	(28)
Balance as of June 30, 2022	335,102,523	$36	$1,040,489	$(92)	$(916,317)	$124,116
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