Form 10-K
period 2022-12-31
Virgin Orbit Holdings, Inc.
filed 2023-04-17
CIK 1843388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40267

Virgin Orbit Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1576914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4022 E. Conant St.
Long Beach, CA	90808
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (562) 388-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	VORB	The Nasdaq Stock Market LLC*
Warrants to purchase common stock,	VORBW	The Nasdaq Stock Market LLC*

* On April 4, 2023, Virgin Orbit Holdings, Inc. (the “Company”) was notified by the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) of Nasdaq’s intention to delist the Company’s common stock and warrants as a result of the Company’s filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code and that trading of the Company’s securities would be suspended effective at the opening of business on April 13, 2023. The Company has requested a hearing before the Nasdaq Hearings Panel to appeal Nasdaq’s determination to delist the Company’s securities. Trading of the Company’s securities will remain suspended pending the appeal process. Nasdaq will not take any action to delist the Company’s securities pending a final written decision by the Nasdaq Hearings Panel.

Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $3.83 reported on The Nasdaq Stock Market LLC, was approximately $317.8 million.

As of April 4, 2023, there were approximately 392,524,323 shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report other than statements of historical fact, including, without limitation, statements regarding the impact of the Chapter 11 Cases (as defined below) on our business, operations and prospects; our ability to continue to operate our business; our future results of operations and financial position, our capital requirements, ability to obtain adequate financing and our ability to continue as a going concern, our business strategy, the growth of the space market, our planned commercial launches, the expansion of our portfolio of space offerings, our research and development costs and timing and likelihood of success of the plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology, though not all forward-looking statements use these words or expressions. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
You should carefully consider the foregoing factors and the other risks and uncertainties described in Part I. Item 1A. Risk Factors section of this Annual Report and the documents we reference herein. The forward-looking statements contained in this Annual Report and any Annual Report document incorporated by reference are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. We qualify all of our forward-looking statements through these cautionary statements. There can be no assurance that future developments affecting us will be those that we have anticipated. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As used in this Annual Report, “Chapter 11 Cases” refers to the voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) commenced by us and our domestic subsidiaries on April 4, 2023 in the United States Bankruptcy Court for the District of Delaware, under the caption In re Virgin Orbit Holdings, Inc. et al. (Case No. 23-10405).
RISK FACTOR SUMMARY
Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the Risk Factors section of this Annual Report. These risks include the following:

•We are subject to risks and uncertainties associated with the Chapter 11 Cases.

•Our business could suffer from a long and protracted restructuring.

•In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

•As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future performance.

•We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

•The Chapter 11 Cases will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.

•We may be unable to comply with restrictions imposed by the DIP Credit Agreement (as defined herein).

•As a result of our initiation of the Chapter 11 Cases, the Nasdaq Stock Market has informed us of their intention to delist our common stock and warrants from trading, which would result in a more limited market and lack of liquidity for our securities.
•We will require additional financing to continue our operations and grow our business, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, would force us to delay, limit, reduce or terminate our operations, which could have the result of causing our business to fail and liquidating with little or no return to investors.
•Our losses from operations and liquidity conditions and the Company’s petition for relief under Chapter 11 of the United States Bankruptcy Code raise substantial doubt regarding our ability to continue as a going concern.
•The success of our business will be highly dependent on our ability to effectively market and sell our launch services for small low Earth orbit (“LEO”) satellites at the needed cadence, our national security and defense services and space solutions, and to convert contracted revenues and our pipeline of potential contracts into actual revenues.
•The market for launch services for small LEO satellites and space solutions is not well established, is still emerging and may not achieve the growth potential at the price points we expect or may grow more slowly than expected.
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

Part I
Item 1. Business
Company Overview
We are a vertically integrated space company that provides customers dedicated and rideshare small-satellite launch capabilities. Our philosophy is to operate a mobile launch system that can launch “at any time, to any orbit, without warning.” Our vision is to use space to drive positive and lasting change on Earth, from connecting communities to advancing scientific initiatives; supporting America’s and other nations’ space presence, supporting the global space operations that enhance the way joint and coalition forces fight, and helping create the next generation of world-changing space technology.
Since our founding in 2017, we have invested in research and development efforts to develop a unique air-launch system, comprised of Cosmic Girl, a modified Boeing 747 aircraft, and the LauncherOne rocket. Cosmic Girl serves as a reusable mobile launch pad, carrying LauncherOne aloft, a two-stage rocket that is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. This mobile system allows us to serve a broad array of applications and end markets, providing customers with a highly differentiated solution to launch satellites relative to other existing small-satellite ground launch providers.
We believe there is near- and medium-term acceleration in the growth of the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. There are numerous private small-satellite launch companies (focused on developing rockets to carry satellites of less than 1,000 kg to 500 km low Earth orbit), but to our knowledge, only five small-satellite launch providers in the U.S. have successfully delivered launch payloads to their intended orbits — Astra Space, Northrop Grumman, Rocket Lab, SpaceX, and Virgin Orbit. As one of the few proven small-satellite launch providers, we believe we are well-positioned to benefit from these attractive industry tailwinds. As of the date of this Annual Report, we have successfully completed a total of four orbital launches since 2021. Although our latest launch attempt in January 2023 from Spaceport Cornwall, U.K. did not reach orbit, we believe that our successful launches demonstrate the efficacy of our launch system. With four completed orbital launches, we have delivered 33 satellites to their desired orbits with high precision. The Company intends to conduct future commercial launches from other locations.
By utilizing an air-launch system via Cosmic Girl and the LauncherOne rocket, we believe that we offer the agility, flexibility and responsiveness that small-satellite customers need to achieve their mission objectives. Our launches have delivered satellites to orbit for customers across commercial, civil and national security and defense markets, both domestically and internationally. Leveraging the successes from these launches, we have been able to secure approximately $192.1 million of binding agreements as of December 31, 2022.
We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California. We leverage advanced, state-of-the art manufacturing capabilities, including automation and additive manufacturing technologies.
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
•Space Solutions: Leveraging existing launch capabilities and our track record as a systems integrator, our plan is to provide end-to-end value-added services for Internet of Things (“IoT”) and discrete and integrated Earth Observation (“EO”) applications through the combination of agreements with satellite operators and a satellite constellation we will own and operate. Using a satellite-as-a-service model, we expect to deploy our own satellites in the next few years to serve government and commercial customers, both domestically and internationally.

Recent Developments

Voluntary Petitions for Bankruptcy

On April 4, 2023 (the “Petition Date”), the Company and our domestic subsidiaries, Virgin Orbit National Systems, LLC, Vieco USA, Inc., Virgin Orbit, LLC and JACM Holdings, Inc. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Virgin Orbit Holdings, Inc., et al. (Case No. 23-10405) (the “Chapter 11 Cases”). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On April 5, 2023, the Debtors received interim approval of a variety of “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations.

For the duration of the of the Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 proceedings. As a result of these significant risks and uncertainties, our results of operations and management could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and business and capital plans included in this Annual Report and the financial statements included elsewhere in this Annual Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 proceedings.

Delisting of Common Stock and Warrants from Nasdaq

On April 4, 2023, we received a notification from the Nasdaq Listing Qualifications Department notifying us of Nasdaq’s intention to delist the Company’s common stock and warrants as a result of the Company’s filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code and that trading of the Company’s securities would be suspended effective at the opening of business on April 13, 2023. The Company has requested a hearing before the Nasdaq Hearings Panel to appeal Nasdaq’s determination to delist the Company’s securities. Trading of the Company’s securities will remain suspended pending the appeal process. Nasdaq will not take any action to delist the Company’s securities pending a final written decision by the Nasdaq Hearings Panel. There can be no assurance that our appeal will be successful.

Operational Pause and Workforce Reduction

Following an operational pause beginning on March 16, 2023, which we implemented in order to conserve capital while we explored potential fundraising transactions, on March 30, 2023, we announced a workforce reduction of approximately 675 employees, constituting approximately 85% of our workforce in order to reduce expenses in light of our inability to secure meaningful funding. Employees in all areas of the Company were impacted by the workforce reduction, which was substantially complete by April 3, 2023.

Current Operations

With our reduced workforce, we intend to conduct reduced rate operations during the pendency of the Chapter 11 Cases. We expect these operations will include continuing the final assembly and integration testing of the launch vehicle for our next launch, which is more than approximately 90% complete. If we are able to effectuate a successful restructuring or sale of our business through the Chapter 11 Cases, and subject to that timing, we would seek to conduct our next launch before the end of 2023, with a customer that is currently on contract for that launch. In addition, if we continue operations following the Chapter 11 Cases and assuming adequate capital resources, we would intend to increase our work force from the current level of approximately 100 employees to approximately 275 employees by the end of 2023. Thereafter in 2024, we would seek to increase our launch rate.

Industry Overview
We operate within the large and growing space economy, with the total addressable market for Virgin Orbit’s services expected to be $86.5 billion by 2030. This rapid growth is being driven by various factors, the most significant being the reduced costs for both launch and satellite manufacturing due to technological advancements. As a result, space solutions have proliferated across multiple end markets, including communications, maritime, logistics, and importantly, national security and defense.

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
Commercial & Civil
•Commercial & Civil Launch: Caters to the launch demands of commercial and civil customers both in the United States and international markets, including customers such as Arqit Ltd. (“Arqit”) and SatRev, S.A. (“SatRev”), and civil customers, such as NASA. We offer these customers dedicated, primary or secondary rideshare satellite launch services to any orbit with both timing and launch location flexibility given the mobility and responsiveness of our system. A dedicated launch is one in which the customer buys the entire launch payload (mass & volume). In a rideshare launch, there are several payload customers, including a primary rideshare customer (who determines the mission parameters) and secondary rideshare customer(s) whose payloads utilize the remaining mass and volume capacity not utilized by the primary. Dedicated and primary rideshare customers can inject their payloads directly into their desired orbits without the time loss associated with traveling from one orbit to another, thereby providing them the option to achieve an earlier revenue stream. Moreover, the architecture of the air-launch system is designed for a more reliable and agile launch cadence than the traditional ground-launch rideshare system adopted by many of our competitors such as SpaceX or Rocket Lab. The responsiveness of our system is also critical for supporting the operation and maintenance of satellite constellations in instances where a satellite malfunctions and needs urgent replacement.
•Civil Spaceports: The unique modularity of the LauncherOne system permits launches from any government licensed horizontal spaceport with a runway long enough to support a Boeing 747-400 aircraft. We leverage fully transportable GSE (ground-support equipment required for our launch operations) to eliminate the need for extensive infrastructure investments traditionally associated with ground launch applications. We are also in the process of bringing flexible launch for small-satellites to a global network of spaceports and countries across the world. We have conducted launch operations from Spaceport Cornwall at Cornwall Airport Newquay (NQY) in the U.K. and are currently seeking to commence launch operations at other locations, such as Oita Airport (OIT) in Japan and spaceports in Brazil and Australia, in the coming years. We are also in discussions with various other countries on the prospects of leveraging their existing aircraft runway infrastructure to adopt our spaceport product offering and develop in-country launch capabilities.
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
•EO Solutions: This solution seeks to develop multi-modal imaging offerings in an integrated suite including data collection methodologies such as Synthetic Aperture Radar, operational electronic intelligence, infrared-hyperspectral and electro-optical imagery techniques. We believe applications for this offering include maritime domain awareness, public safety, insurance, agriculture, mining, oil and gas.
Our Launch System
Through years of research and development, we have in place a proprietary system that enables us to provide key launch capabilities. This is comprised of:
•Cosmic Girl: Cosmic Girl is a modified Boeing 747-400 aircraft that serves as a reusable mobile launch platform. This allows our launch system to be fully mobile and to launch payloads into orbit with an unprecedented level of flexibility. The interior of the aircraft has been modified to support minimal maintenance requirements and the upper deck has been outfitted to support onboard launch operations with just two pilots and two launch engineers. One of the most important modifications is the pylon, which is used to carry the LauncherOne rocket up to approximately 35,000 feet where it is released for launch. Using Cosmic Girl as an aerial launch platform enables our rocket to be more efficient, benefiting from the initial altitude (35,000 feet), speed (approximately 85% of the speed of sound at launch) and aerodynamics (air density approximately 30% of sea level) as compared with a typical ground launch. We expect our future research and development efforts in this area will include the modification of a cargo Boeing 747 aircraft that would be a fully transportable, self-contained launch system that can carry the rocket, payloads and GSE to anywhere in the world.
•LauncherOne: LauncherOne is a two-stage rocket used to launch satellites into orbit. It is the world’s first and only liquid-fueled, air-launched rocket to reach orbit successfully. It is engineered for optimal performance in conjunction with Cosmic Girl and has the lowest launch cost per kilogram among small rocket ground launchers. The rocket, designed for simplicity, has an all-carbon composite design with liner-less tanks, thereby increasing system reliability and increasing production efficiency. With its one engine per stage design, the system has enhanced resilience. Our nearest competitor, Rocket Lab, has 11 engines versus our two. This is a key advantage for our system since engines have the highest risk of failure in a rocket. Our on-board autonomous range safety systems further enhance system reliability and eliminates the need for extensive ground safety infrastructure. LauncherOne is designed to carry payloads of up to approximately 300 kilograms, with expected future versions allowing for potential payloads of up to 500 kilograms.

Our Growth Strategy
We are subject to risks and uncertainties associated with the Chapter 11 Cases. In addition, the Chapter 11 Cases will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition. Our business could also suffer from a long and protracted restructuring. All of these factors could limit our ability to pursue growth strategies for our business in the near- to mid-term.
Customers
Through our four successful launches, we have been able to cater to domestic and international customers from each of our core focus sectors including: NASA, International Ministries of Defense (“MoDs”), U.S. DoD, U.S. intelligence community, and Commercial international constellation providers. Our commercial customers include satellite and constellation providers such as Arqit and SatRev. Our civil customers mostly fall within our spaceport offering and our launch offerings for civil space agencies, including NASA. We have also previously announced plans to launch from several spaceports.
Outside of spaceports, we provide dedicated launch services for space agencies. To-date, we have established a track record of successful launches for NASA and if we resume full-scale operations, we intend to expand to other national civil space agencies, particularly with governments that have space agencies but lack their own infrastructure for domestic space launch. We have also established relationships, deployed satellites, and have on-going contracts with numerous customers in the national security and defense sector, including the Space Force, the U.S. Air Force, the National Reconnaissance Office (“NRO”) and the MDA. Our current customer pipeline includes parties that have signed binding Launch Service Agreements (“LSAs”) or nonbinding MOUs and LOIs, or with whom there are proposals and contracts under negotiation with an internally calculated high probability of win (“Pwin”) rate. This pipeline has a broad range of domestic and international customers, including government and commercial entities. We are not dependent on any major customer or customers given our current diverse customer pipeline. However, there is no assurance that these customers will not make arrangements to launch with other providers given our current financial situation.
Sales & Marketing
If we resume full-scale operations, we will have to rebuild our sales and marketing team, and there can be no assurance that we will be successful in recruiting and retaining professionals with relevant experience and relationships in our industry.
Manufacturing, Assembly and Launch Operations
Virgin Orbit is headquartered in Long Beach, CA, having a combined facility space of 195,000 square feet. The main building (Conant) is 151,000 square feet and houses office space and a large manufacturing floor and our second building (McGowen) is 44,000 square feet and houses training, customer experience, offices, payload processing and additional manufacturing space. Since moving in to the Long Beach facilities, we have invested significantly in our production facilities. The vast majority of our design, engineering, manufacturing, integration, assembly and test activities occur in our main building. The LauncherOne production and assembly line features state-of-the-art manufacturing equipment and custom-built test rigs. Our automated composites fabrication process enables us to build rocket tanks in days versus months. We also have a relationship with DMG MORI that allows us to leverage their advanced manufacturing technology helping reduce cycle time by up to 10 times for key components. Our operations are highly integrated, with over 80% of each rocket built in-house. As of date of this 10-K, there are five rockets in production and our facility has the tooling, processes and technology to support a production capacity up to 20 rockets annually. The factory is highly scalable with easy expansion of production capabilities through floor space addition and optimization and additional copies of key tooling.
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

We aim to obtain raw materials and components from reputable and reliable suppliers, following established internal quality control processes to source suppliers, considering quality, cost, delivery and lead-time. While we largely source raw materials and components from multiple sources, in some cases raw materials and components are sourced from a limited number of suppliers. In these situations, as we endeavor to diversify our supply chain, we manage this risk through using material requirements planning, including material forecasting and planning, safety stock, and bulk and advance buying with focused efforts on long-lead items.
Competition
Our main competitors fall into four categories:
•Established air-launch providers, with proof of delivering payloads into orbit, of which there is one known operational competitor, Northrop Grumman;
•Established vertical ground launch providers, with proof of delivering payloads into orbit, including SpaceX, United Launch Alliance, International Launch Services and Rocket Lab, as well as foreign space agencies such as Arianespace, Roscosmos (GK Launch Services), ISC Kosmotras, the Indian Space Research Organisation’s PSLV, Japan’s H-2 and H-3, the European Space Agency’s Vega and Astra Space, Inc. (which is currently on launch hiatus as it evaluates its business).
•Companies that are reported to have plans to provide launch vehicles that are capable of regularly delivering payloads into orbit, but that have not deployed an operational-payload to the intended orbit or launched successfully, including ABL, Relativity Space, Firefly Aerospace, Southern Launch and LandSpace; and
•Space solutions providers offering combined IoT and EO services, as well as a range of on-orbit services, such as BlackSky, Spire, Planet Labs, StarLink, OneWeb, Capella and China Spacesat.
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
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of trademark, copyright and trade secret laws, as well as through contractual protections with our customers and nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of our proprietary information through non-disclosure agreements with our supplier and business partners. Unpatented research, development and engineering skills make an important contribution to our business, and we will pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.
Trademark License Agreement and Debrand Agreement

Under a Trade Mark License Agreement (the “TMLA”) between Virgin Orbit and Virgin Enterprises Limited (“VEL”), an entity affiliated with Virgin Investments Limited (“VIL” or “Parent Company”), we had certain exclusive and non-exclusive rights to use the name and brand “Virgin Orbit” and the Virgin signature logo, subject to certain reserved rights and pre-existing licenses granted by VEL to third parties, in consideration of our payment of quarterly royalties to VEL. In addition, for the term of the TMLA, to the extent the Virgin Group did not otherwise have a right to place a director on the Board, such as the right of VIL to designate directors to the Board under the Stockholders’ Agreement, under the TMLA, we agreed to provide VEL with the right to appoint one director to the Board (provided the designee is qualified to serve on the Board under all applicable corporate governance policies and regulatory and Nasdaq requirements).
The TMLA also contained, among other things, customary indemnification provisions in favor of VEL, representations and warranties made by us, information rights of VEL and restrictions on our and our affiliates’ ability to apply for or obtain registration for any intellectual property similar to that licensed to us pursuant to the TMLA. Furthermore, VEL is generally responsible for the protection, maintenance and enforcement of the licensed intellectual property, including the Virgin brand.
On April 2, 2023, in connection with the Company’s entry into the DIP Credit Agreement with VIL, we entered into a Termination and Debrand Agreement (the “Debrand Agreement”) with VEL, pursuant to which the TMLA was terminated as of April 2, 2023 (the “Termination Date”). Following the Termination Date, all rights licensed under the TMLA in relation to the use of the Marks (as defined in the TMLA) will, subject to agreed run-off periods contemplated in the Debrand Agreement and in the Debranding Plan (as defined in the Debrand Agreement), immediately and permanently revert to VEL. Pursuant to the Debrand Agreement, we agreed with VEL to, as soon as possible after the Termination Date, carry out a Debranding Plan with respect to the marks, rights and other matters subject to the TMLA. We are not required to change our corporate name, and are permitted to use such marks and rights, until the earlier of the closing of a sale of the Company or the effective date of a Chapter 11 plan.
Human Capital Management
On March 16, 2023, we implemented an operational pause in order to conserve capital while we explored potential fundraising transactions. As a result of our inability to secure meaningful funding during that time, on March 30, 2023, we announced a workforce reduction of approximately 675 employees, constituting approximately 85% of our workforce in order to reduce expenses. Employees in all areas of the Company were impacted by the workforce reduction, which was substantially complete by April 3, 2023. Following the workforce reduction, as of April 5, 2023, we have 97 full-time employees and 2 contractors.
To date, we have not experienced any work stoppages as a result of labor disputes. Our employees are not subject to collective bargaining agreements.
We offer industry-leading benefits and programs to address the diverse needs of our employees and their families, including access to excellent healthcare choices, opportunities for career growth and development, and resources to support their financial health.
We are committed to supporting protected labor rights, maintaining an open culture and listening to all employees. Supporting healthy and open dialogue is central to how we work, and we communicate information to our employees about the Company through multiple internal channels.
We are committed to making diversity, equity, and inclusion part of what we do and we are committed to growing a workforce that is representative of the customers we serve and community in which we operate.
We have created Employee Resource Groups (“ERGs”) focusing on veteran status, family & parental support, women empowerment, race & ethnicity, gender identity and sexual orientation, and more, to see that the needs and opinions of our employees are heard and addressed. In 2022, four new ERGs were created, resulting in a total of seven across the company, encouraging all of our entire employee population to be members of an ERG.
We select our partners and staffing carefully, with expectations of all parties involved in our supply chain to ensure a safe and ethical work environment for all. We continually make improvements to our policies and procedures to promote a respectful and positive working environment for everyone — employees, suppliers and temporary staff alike.
We have established goals to increase the number of employees from underrepresented groups to help achieve, at a minimum, industry average representation across these groups. At least twice each year we review base compensation across objective factors (including level, years of experience, education and performance) to maintain a constant focus on lessening and closing any pay gaps, especially focused on women and people of color.
We comply with the new Pay Transparency Law in the state of California, choosing to include this transparency across all work locations, whether required by that state or not. The law provides that reasonable pay ranges are posted on every requisition, and employees may request the reasonable range for their current position as well. This transparency is also expected to drive increased pay equity, promoting an open and honest conversation about pay, qualifications and skills and equal treatment for all internal employees and candidates.

Governmental Regulation
Federal Aviation Administration
The regulations, policies and guidance issued by the Federal Aviation Administration (“FAA”) apply to the use and operation of the LauncherOne system. Once a notification of intent to launch is transmitted to FAA, the FAA’s commercial space transportation requirements apply. Operators of launch vehicles are required to have proper licenses, permits and authorizations from the FAA and comply with the FAA’s insurance requirements for third-party liability and government property. While Cosmic Girl is currently registered with the FAA, in the event of a change in ownership, the FAA license will be updated with current information. In that instance, once any such new vehicle registration applications are filed, the applications will serve as registrations until the FAA issues the new vehicle registrations, which will allow operations to continue during that period.
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
Failure to comply with the FAA’s aviation or space transportation regulations may result in civil penalties or private lawsuits, or the suspension or revocation of licenses or permits, which would prevent operating the LauncherOne system. Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country.
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
Per federal regulation 14 CFR §440 Appendix B, Virgin Orbit is also required to obtain a Waiver of Claims from the payload provider and U.S. Government. This form will waive and release claims between Virgin Orbit, the payload provider, and the U.S. Government. All operators with an FAA-license for commercial launches and reentries are covered by this federal indemnification and are required to carry insurance in amounts up to the maximum probable loss level likely to occur in an accident subject to a cap. In the instance of a catastrophic loss, U.S. law provides that the federal government will pay up to $3.0 billion to indemnify the operator above the maximum probable loss level.
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
Environmental, Health and Safety Matters
We are subject to various Environmental, Health and Safety (“EHS”) laws and regulations, including but not limited to laws and regulations relating to air emissions, water use and discharge, waste management, wildlife and natural resource protection, and workplace safety. While compliance costs for such laws has not historically been material, there can be no guarantee that this will continue in future. For more information, see our risk factor titled “We are subject to environmental regulation and may incur substantial costs.”
Corporate Information and Development
We were initially formed on January 11, 2021 as a Cayman Islands exempted company (“NextGen”) and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. From the time of our formation to the time of the Closing, our name was “NextGen Acquisition Corp. II”.
On August 22, 2021, we entered into a merger agreement (the “Merger Agreement”) with Pulsar Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of NextGen (“Merger Sub”), and Vieco USA, Inc. (“Vieco USA”). On December 29, 2021, the date on which Virgin Orbit consummated the transaction that resulted in its business becoming a public company (the “Closing”), as contemplated by the Merger Agreement and following approval by our shareholders at an extraordinary general meeting held December 28, 2021:
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
•each then issued and outstanding warrant of NextGen converted automatically into a warrant to acquire one share of common stock, pursuant to the Warrant Agreement, dated as of March 22, 2021, between NextGen and Continental Stock Transfer & Trust Company (the “Warrant Agreement”); and
•each of the then issued and outstanding units of NextGen that had not been previously separated into the underlying Class A ordinary shares and underlying warrants upon the request of the holder thereof (the “units”) were cancelled and entitled the holder thereof to one share of common stock and one-fifth of one warrant. No fractional warrants were issued upon separation of the units.

Available Information
Our website address is www.virginorbit.com. The contents of, or information accessible through, our website are not part of this Annual Report. We make our filings with the SEC, including our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.
We may use our website as a distribution channel of material information about us. Financial and other important information regarding the Company is routinely posted on and accessible through the Investor Information sections of website at www.investors.virginorbit.com.
The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report.
Item 1A. Risk Factors
In addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders of our common stock in the Chapter 11 Cases. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to the Chapter 11 Cases

We caution that trading in the Company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Company’s securities in Chapter 11 proceedings.

We are subject to risks and uncertainties associated with the Chapter 11 Cases.

On April 4, 2023, the Debtors filed voluntary petitions commencing the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we remain subject to the provisions of the Bankruptcy Code in the Chapter 11 Cases, our customers and vendors may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Other significant risks include or relate to the following: our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession:

•the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our stockholders;

•our ability to consummate one or more sale transactions for our business or assets;

•the high costs of Chapter 11 Cases and related fees;

•our ability to maintain relationships with vendors, customers, employees and other third parties as a result of the Chapter 11 Cases;

•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•third-party motions in the Chapter 11 Cases;

•the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations; and

•our ability to continue as a going concern.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.

Our business could suffer from a long and protracted restructuring.

Our future results are dependent upon a successful sale of all or substantially all of the Company’s assets and/or confirmation and implementation of a Chapter 11 plan of reorganization or liquidation (“a Chapter 11 plan”). A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, liquidity and suppliers, customers and other counterparties may not want to do business with us while we are in bankruptcy. Failure to obtain confirmation of a Chapter 11 plan in a timely manner may harm our ability to finance adequately our operations, and there is a significant risk that the value of the Company would be substantially eroded to the detriment of all stakeholders. If a Chapter 11 plan that complies with the applicable provisions of the Bankruptcy Code cannot be confirmed, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

For as long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. On April 5, 2023, we received interim approval by the Bankruptcy Court to, among other things, enter into the DIP Credit Agreement to fund operations and various other uses in accordance with the DIP Credit Agreement and Bankruptcy Court order. Approval of the DIP Credit Agreement remains subject to final approval by the Bankruptcy Court. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.

There can be no assurance of whether, or when, we will be able to successfully implement a Chapter 11 plan or a sale of all or substantially all of the Company’s assets.

Even if a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future performance.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan. With few exceptions, all claims that arose prior to April 4, 2023 or before consummation of a Chapter 11 plan (i) would be subject to compromise and/or treatment under such plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of such plan. Any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

The Chapter 11 Cases will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.
We may be unable to comply with restrictions imposed by the DIP Credit Agreement.

The availability of borrowings under our DIP Credit Agreement will be essential to our ability to fund our operations during the Chapter 11 Cases.

If the DIP Credit Agreement is approved by the Bankruptcy Court on a final basis as proposed, it will impose a number of restrictions on us, contains various customary events of default and requires us to meet certain milestones for the progress of the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Credit Agreement. If we violate any provisions of the DIP Credit Agreement that are not cured or waived within the appropriate time periods provided therein, our DIP Financing may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make any accelerated payments.

As a result of our initiation of the Chapter 11 Cases, the Nasdaq Stock Market has informed us of their intention to delist our common stock and warrants from trading, which will result in a more limited market and lack of liquidity for our securities.

On April 4, 2023, we received a notification from the Nasdaq Listing Qualifications Department notifying us of Nasdaq’s intention to delist the Company’s common stock and warrants as a result of the Company’s filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code and that trading of the Company’s securities would be suspended effective at the opening of business on April 13, 2023. The Company has requested a hearing before the Nasdaq Hearings Panel to appeal Nasdaq’s determination to delist the Company’s securities. Trading of the Company’s securities will remain suspended pending the appeal process. Nasdaq will not take any action to delist the Company’s securities pending a final written decision by the Nasdaq Hearings Panel. There can be no assurance that our appeal will be successful.

The delisting of our common stock could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock. Following delisting from the Nasdaq Global Market, our common stock may be quoted on the OTC Pink Marketplace, which may have an unfavorable impact on our stock price and liquidity. The OTC Pink Marketplace is a significantly more limited market than Nasdaq. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could further depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that there will be an active market for our shares of common stock, either now or in the future, or that stockholders will be able to liquidate their investment or liquidate it at a price that reflects the value of the business. The Company cautions that trading in the Company’s common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity and other securities.
Risks Related to Our Business and Industry
We will require additional financing to continue our operations and grow our business, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, would force us to delay, limit, reduce or terminate our operations, which could have the result of causing our business to fail and liquidating with little or no return to investors.
We only began commercial launch operations in 2021 and have been dependent on cash flows from financing activities to fund our operations. Our cash and cash equivalents were $51.2 million as of December 31, 2022, and we will require additional financing in order to continue and expand our operations and grow our business. If we are not able to obtain sufficient additional financing, our business may fail, and we may be forced to liquidate with little or no return to investors.

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
Our losses from operations, liquidity conditions and the Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.
Our cash and cash equivalents was $51.2 million and $194.2 million as of December 31, 2022 and December 31, 2021, respectively, and as of December 31, 2022, we have not generated positive cash flows from our operations or generated sufficient revenues to provide sufficient cash flows to enable us to finance our operations. We have incurred significant losses since our inception and had an accumulated deficit of $1,011.6 million as of December 31, 2022, and we expect to continue to incur net losses. In addition, on April 4, 2023, we filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the consolidated financial statements included in this Annual Report. Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern.
Our ability to continue as a going concern is dependent on, among other things, our ability to generate cash flows from operations and find additional sources of funding through either equity offerings, debt financings, or a combination of any such transactions, and on our ability to, subject to the Bankruptcy Court’s approval, implement a plan of reorganization. Management’s plans to mitigate an expected shortfall of capital to support future operations include expanding commercial operations, raising additional funds through borrowings or additional sales of securities or other sources, and managing our working capital may not overcome or alleviate the substantial doubt that was raised. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us or whether we will become profitable and generate positive operating cash flow. In addition, there can be no assurance that the plan of reorganization or liquidation will be confirmed by the Bankruptcy Court and consummated. If we are unable to raise substantial additional capital, our operations and production plans may be scaled back or curtailed. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to the Company or is unable to implement a plan of reorganization or liquidation, there is substantial doubt that the Company will be able to continue as a going concern. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the Company.
If we resume full-scale operations, the success of our business will be highly dependent on our ability to effectively market and sell our launch services for small LEO satellites at the needed cadence, our national security and defense services and space solutions, and to convert contracted revenues and our pipeline of potential contracts into actual revenues.
We have generated only limited revenue from launching payloads, and we expect that our success will be highly dependent, especially in the foreseeable future, on our ability to effectively market and sell our launch services for small LEO satellites at the needed cadence. We expect that our success will also be highly dependent on our ability to effectively market and sell our launch services in connection with national security and defense services, such as missile defense targets and hypersonic applications, and End to End Tactically Responsive Launch and Space. We have limited experience in marketing and selling such services and applications, and if we are unable to utilize our current or future sales organization effectively in order to adequately target and engage our potential customers, our business may be adversely affected. We also expect to expand our marketing services as part of our expansion in the near future. There can be no assurance that our investment in this regard will be successful or result in revenue growth.
We also expect that our success will be highly dependent on our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. We have received interest from a wide range of customers across various satellite applications or use cases, both in the public and private sectors. Our contracted revenues and our estimated pipeline may not fully convert into actual revenues because a majority of our customers have the right to terminate their launch service agreements if our launches are delayed beyond a specified period or if we do not achieve certain milestones. We may experience delays or we may not meet these milestones, in which case the value of our contracted revenues may be significantly lower than our current estimates. Additionally, if we are unable to keep up with the demand for our launch services from a production and delivery perspective, we may not be in a position to deliver on our contracted revenues or our pipeline of potential contracts. Customers may also experience defaults or bankruptcies, which may impact our ability to convert contracted revenues and our pipeline of potential contracts into actual revenues. For example, for the year ended December 31, 2020, our revenues were impacted by the bankruptcy of our largest commercial customer. See Part IV. Note 17. Commitments and Contingencies in the notes to the consolidated financial statements included in this Annual Report for further details.

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
•lack of performance on existing programs may affect our ability to capture additional business with key government customers;
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
The market for launch services for small LEO satellites and space solutions is not well established, is still emerging and may not achieve the growth potential at the price points we expect or may grow more slowly than expected.
The market for launch services for small LEO satellites and space solutions, such as IoT services, is not yet well established and is still emerging. Our estimates for the total addressable launch market and satellite market are based on a number of internal and third-party estimates, including our contracted revenue, the number of potential customers who have expressed interest in our services, assumed prices and production costs for our rockets, assumed launch cadence, our ability to leverage our current manufacturing and operational processes and general market conditions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our services, as well as the expected growth rate and price points for the total addressable market for our services, may prove to be incorrect.
If we resume full-scale operations, our ability to grow our business depends on the successful operation and performance of our launch systems and related technology and our ability to introduce new enhancements or services in a timely manner, which are subject to many uncertainties, some of which are beyond our control.

Subject to our ability to obtain additional financing to fund our operations, our current forecasts depend on our ability to make further enhancements to our rockets design and specifications, including our ability to make further cost reductions and increases to the efficiency of our rockets, for example, through increases in rocket payload capacity. If we do not complete these enhancements in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful enhancement of our launch systems and development of related technology involves many uncertainties, some of which are beyond our control, including:
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
Furthermore, the development of space solutions with partners will require leveraging our existing launch capabilities and our track record as a systems integrator to offer smart mobility and smart logistics services and data analytics. If we are unable to introduce these new enhancements, services or leverage our capabilities in a timely and cost-effective manner, our sales, profitability and our ability to grow our business could be adversely impacted.
If we resume full-scale operations, we may not be able to convert our contracted revenue or potential contracts into actual revenue.
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
We manufacture and operate highly sophisticated launch systems that depend on complex technology. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our launch systems meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through manufacturing or design defects, human error, cyber-attacks or other intentional acts, that could result in potential safety risks. We experienced a launch failure and anomaly on January 9, 2023 due to mechanical reasons that remain under formal investigation by the appropriate teams within the Company as well as all necessary external parties in compliance with all applicable laws and regulations. Following the launch failure, there was an immediate effect on our share price. This launch failure and any future launch failures or system malfunctions could raise substantial doubt among investors, current customers and potential customers regarding our capacity to fulfill our business objectives. Any actual or perceived safety issues may result in significant reputational harm to our businesses, including the loss of customer confidence in our business, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise.
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
Continuing our operations depends in part on effectively managing and maintaining our launch services, manufacturing additional rockets and satellites, conducting a sufficient number of launches to meet customer demand and providing customers with an experience that meets or exceeds their expectations. Even if we succeed in developing rockets consistent with our targeted timeline, we could thereafter fail to develop the ability to produce these rockets at quantity with a quality management system that ensures that each unit performs as required or could fail to anticipate and respond in a timely and cost-effective manner to changes in market preferences. Any delay in our ability to produce rockets at our expected rate of production and with a reliable quality management system could have a material adverse effect on our business, financial condition and results of operations. Any event or circumstance resulting in reduced market acceptance of our launch services could reduce our sales. Unanticipated shifts in market preferences may also result in excess inventory and underutilized manufacturing capacity. For example, a market shift away from IoT services could result in significantly less space solutions demand and therefore reduced demand for our launch services.
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
Our workforce reduction or other actions we take to conserve cash and fund our operations may not achieve our intended outcome.

On March 16, 2023, we implemented an operational pause in order to conserve capital while we explored potential fundraising transactions. As a result of our inability to secure meaningful funding during that time, on March 30, 2023, we announced a workforce reduction of approximately 675 employees, constituting approximately 85% of our workforce, in order to reduce expenses. These or other actions we may take may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.
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
In addition, we have in the past and may in the future experience delays in manufacturing or operations as we go through the re-qualification process with any replacement third-party supplier, as well as the limitations imposed by the ITAR, the EAR and other restrictions on transfer of sensitive technologies. There are also increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end of life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, or import ineligibility for our products or product components, or otherwise adversely impact our business.
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
Our launch service contracts generally consist of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When we determine it is probable that costs to provide the services stipulated by a launch services agreement will exceed the allocated fixed price for each launch, we record a provision for a contract loss. Contract losses are recorded at the contract level and are recognized when known. The provision for contract losses outstanding as of December 31, 2022 was $51.6 million of contract losses and $35.4 million recorded as a reduction to inventory on the consolidated balance sheets and $4.4 million as a reduction to contract assets..
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
If we resume full-scale operations, we expect to invest significant resources in developing new offerings and exploring the application of our proprietary technologies for other uses in national security and defense services and space solutions, and those opportunities may never materialize.
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
The Consolidated Appropriations Act, 2023 approved defense and non-defense spending for fiscal year 2023 (“FY23”), reducing budget uncertainty. Although FY23 appropriations have been enacted, the timeliness of future appropriations for government departments and agencies remains a recurrent risk. A lapse in appropriations for government departments or agencies would result in a full or partial government shutdown, which could impact our operations. Alternatively, Congress may fund government departments and agencies with one or more “continuing resolutions” rather than full-year appropriations; however, this could restrict the execution of certain program activities and delay new programs or competitions. In addition, long-term uncertainty remains with respect to overall levels of defense spending beyond FY23 and it is likely that the U.S. government discretionary spending levels will continue to be subject to pressure. Similarly, a lapse in approving necessary increases in the debt limit could similarly result in full or partial government shutdowns or suspension or termination of government programs which could impact our operations.

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
If our main data center were to fail, or if we were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Our facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any of our third-party providers’ systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any of our third-party providers’ business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers’ data, the loss, corruption or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. The amount of insurance coverage may not cover all possible or potential losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause users to cease using our services and could have a material adverse effect on our business, financial condition and results of operations.
In addition, we use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive, and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to acquire and serve our customers, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our liability policies may not be sufficient to compensate us for the losses that could occur.
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
Additionally, competition for qualified highly skilled personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Following an operational pause beginning on March 16, 2023, which we implemented in order to conserve capital while we explored potential fundraising transactions, on March 30, 2023, we announced a workforce reduction of approximately 675 employees, constituting approximately 85% of our workforce in order to reduce expenses in light of our inability to secure meaningful funding. Employees in all areas of the Company were impacted by the workforce reduction, which was substantially complete by April 3, 2023. In addition, on April 4, 2023, we filed the Chapter 11 Cases. These actions may negatively impact our ability to attract candidates to the Company in the future. Further, any inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. Additionally, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, financial condition and results of operations.
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
For example, severe weather, such as rainfall, snowfall or extreme temperatures, may have various impacts on our operations, including limiting the ability of our launches to be carried out as planned, resulting in additional expense to reschedule, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, we may be unable to maintain or increase our launch schedules or fulfill our other contracts.
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
As a public reporting company, we are subject to rules and regulations established by the SEC regarding our internal control over financial reporting. Our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock and your investment.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. This assessment, pursuant to Section 404(a) of the Sarbanes-Oxley Act, must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, once we are no longer an emerging growth company, pursuant to Section 404(b) of the Sarbanes-Oxley Act, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements to our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our common stock.
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
As previously reported, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, we identified two material weaknesses in our internal control over financial reporting: (i) related to the lack of sufficient personnel to execute, review and approve all aspects of the financial statement close and reporting process and (ii) arising from the need to augment information technology and application controls in our financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, management has concluded that remediation of the previously identified material weaknesses was completed. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. We are also be exposed to litigation risk as a result of the Chapter 11 Cases, including the risk that certain parties will commence litigation with respect to the treatment of their claims under a plan of reorganization or liquidation. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition or results of operations. Please refer to Item 3. “Legal Proceedings” and Note [19]. “Subsequent Events” to the Consolidated Financial Statements contained elsewhere in this Annual Report for additional information about our legal proceedings.
Risks Related to Intellectual Property
If we fail to adequately protect our proprietary intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
Our success depends, in part, on our ability to protect and maintain our proprietary intellectual property rights, including certain methodologies, practices, tools, technologies, technical expertise and other proprietary know-how we utilize in designing, developing, implementing and maintaining applications and processes used in our launch systems and related technologies. To date, we have relied primarily on a combination of trade secrets, trademarks and contractual protections, including those in non-disclosure agreements, to protect our intellectual property, and we intend to continue to rely on these and other means, including patent protection, in the future. Our trademark applications may not be granted, any trademark registrations that may be issued to us may not sufficiently protect our intellectual property, and our intellectual property rights may be challenged by third parties. Our trade secrets, know-how and other proprietary information may be stolen, used in an unauthorized manner, or compromised through an intrusion by private parties or foreign actors into our computer systems. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business.
Although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our customers, consultants, suppliers and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and suppliers, no assurance can be given that these agreements will not be breached. Further, these contracts and arrangements may not be effective in controlling access to and distribution of our technology and proprietary information and cannot prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
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

We have agreed to carry out a debranding plan with respect to the exclusive and non-exclusive rights to use the name and brand “Virgin Orbit” and certain other marks, rights and other matters subject to the TMLA.

On April 2, 2023, in connection with the Company’s entry into the DIP Credit Agreement with VIL, we entered into the Debrand Agreement with VEL pursuant to which the TMLA, which gave us certain exclusive and non-exclusive rights to use the name and brand “Virgin Orbit” and the Virgin signature logo, was terminated as of April 2, 2023. Upon termination of the TMLA, all rights licensed under the TMLA in relation to the use of the Marks (as defined in the TMLA) will, subject to agreed run-off periods contemplated in the Debrand Agreement and in the Debranding Plan (as defined in the Debrand Agreement), immediately and permanently revert to VEL. Pursuant to the Debrand Agreement, we agreed with VEL to, as soon as possible after the Termination Date, carry out a Debranding Plan with respect to the marks, rights and other matters subject to the TMLA. While we are not required to change our corporate name, and are permitted to use such marks and rights, until the earlier of the closing of a sale of the Company or the effective date of a Chapter 11 plan, we will thereafter lose our rights to use the Virgin brand in accordance with the terms of the Debrand Agreement, which would require us to change our corporate name and undergo other significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.
Protecting and defending against intellectual property claims may have a material adverse effect on our business.
Our success depends in part upon successful prosecution, maintenance, enforcement and protection of our owned and licensed intellectual property.
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
In addition, we may from time to time face allegations that we are infringing, misappropriating or otherwise violating the intellectual property rights of third parties, including the intellectual property rights of our competitors. We may be required to license additional technology from third parties in connection with our launch systems and related technologies and we cannot be certain that we will be able to license that technology on commercially reasonable terms or at all. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Irrespective of the merit of any such claims, we could incur significant costs and diversion of resources in defending against them, and there is no guarantee any such defense would be successful, which could have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the selling of our services that infringe or allegedly infringe on the plaintiff’s intellectual property rights.
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

If we resume full-scale operations and continue to expand internationally and commercialize outside of the United States, we expect that we will be subject to additional risks related to entering into international business relationships, including:
•restructuring our operations to comply with local regulatory regimes;
•identifying, hiring and training highly skilled personnel;
•unexpected changes in tariffs, trade barriers and regulatory requirements, including ITAR, EAR and Office of Foreign Assets Control (“OFAC”);
•economic weakness, including inflation, in foreign economies and markets;
•the impact of geopolitical instability, civil unrest, war and/or events of terrorism, such as the ongoing armed military conflict between Russia and Ukraine, and any related volatility and disruption in the global markets;
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
Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, conducting commercial launches in the United States requires licenses and permits from certain agencies of the Department of Transportation, including the FAA, and review by other agencies of the U.S. Government, including the DoD, Department of State, NASA, and the Federal Communications Commission (the “FCC”). License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Delays in FAA action allowing us to conduct commercial launches could adversely affect our ability to operate our business and our financial results.
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
We are subject to stringent U.S. export and import control laws and regulations and economic and trade sanctions. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.
Our business is subject to stringent U.S. import and export control laws and regulations as well as economic and trade sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations, in full compliance with such laws and regulations, which include the EAR, the ITAR, and economic sanctions administered by the Treasury Department’s OFAC. Similar laws that impact our business exist in other jurisdictions. These laws and regulations prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for end uses. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm.
Pursuant to these laws and regulations, we are required, among other things, to (i) maintain a registration under the ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our launch business. The authorization requirements include the need to get permission to release controlled technology to foreign persons. Changes in U.S. laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.
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
We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, greenhouse gases and the storage, disposal and management of hazardous substances, oils and waste materials. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. Under federal and many state laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability, regardless of fault, for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures. In addition, we could incur costs to comply with such current or future laws and regulations, as well as new interpretations or applications of existing laws, the violation of which could lead to substantial fines and penalties.

We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties or at third-party sites where we have sent hazardous substances for disposal without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. Environmental liabilities could arise and have a material adverse effect on our financial condition and performance. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect our operations, operating costs, or competitive position.
Increasing attention to, and evolving expectations regarding environmental, social and governance matters may impact our business and reputation.
Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance. Voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.
Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve.
A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. We may be especially subject to scrutiny on such matters given our efforts to portray our operations and products/services as a tool to help assess and manage certain ESG risks. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. The Biden Administration has also proposed revisions to the Federal Acquisition Regulation which, if adopted, would require similar compliance costs, increased liability for our climate-related disclosures, as well as, for certain suppliers, adoption of climate-related targets subject to the methodology of the Science Based Targets Initiative, which may influence our climate and business strategy in ways other than we might prefer. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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

Our stock price has declined significantly over the last 12 months and continues to experience volatility, including in light of the Chapter 11 Cases. Any of the factors listed below could have a further adverse effect on an investment in our securities, and our securities may trade at prices significantly below the price that you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. The price of our common stock, as well as our warrants, may fluctuate due to a variety of factors, including:
•market perception about our viability as a going concern;
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•developments involving other companies where our directors, executive officers or significant stockholders have affiliations, even if those developments are not related to our business or those parties’ ties to us;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company. We are also subject to more stringent state law requirements. For example, prior to being declared unconstitutional by the Los Angeles Superior Courts in 2022, SB 826 generally required public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors, and AB 979 generally required public companies with principal executive offices in California to have a minimum number of persons from specified underrepresented communities on the company’s board of directors. It is possible that the State of California could appeal one or both of the prior court decisions. While we will seek to comply with both SB 826 and AB 979 as promptly as practicable to the extent such are laws are in effect, the current composition of our Board does not satisfy the requirements of either SB 826 or AB 979. If either were to be reinstated, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation of each and a $300,000 for each subsequent violation, and our reputation may be adversely affected.
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
VIL controls a majority of our common stock. Additionally, under our Stockholders’ Agreement entered into with Vieco 10 Limited (“Vieco 10”), VIL assumed the rights of Vieco 10 and Fifteenth Investment Company LLC (“Fifteenth”) became a Voting Party under the Stockholders’ Agreement (the “Stockholders’ Agreement”), except that Fifteenth has the right to designate one designee for election to the Board for as long as Fifteenth continues to own at least 7.5% of the outstanding shares of our common stock. Pursuant to the terms of the Stockholders’ Agreement, we are required to take all necessary action to cause VIL’s specified designees to be nominated to serve on the Board. For so long as VIL holds a majority of our common stock, it will be able to control the composition of the Board, which in turn will be able to control all matters affecting us, subject to the terms of the Stockholders’ Agreement, including:
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
Even if VIL were to control less than a majority of the total outstanding shares of our common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of the total outstanding shares of our common stock. Specifically, under the terms of the Stockholders’ Agreement, for so long as VIL continues to beneficially own at least 25% of the shares of our common stock immediately following the Closing, in addition to any vote or consent of the stockholders or the Board as required by law, we and our subsidiaries must obtain VIL’s prior written consent to engage in:
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
The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.
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
•subject to the terms of the Stockholders’ Agreement, the Board will have the exclusive right to expand the size of the Board and, once we no longer qualify as a “controlled company” under the Nasdaq listing standards, to elect directors to fill a vacancy created by the expansion of Board or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on the Board;
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
Our certificate of incorporation limits liability of our non-employee directors, VIL, Fifteenth and the NextGen Sponsor and their respective affiliates and representatives’ liability to us for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation provides that, to the fullest extent permitted by law, and other than corporate opportunities that are expressly presented to one of our directors or officers in his or her capacity as such, our non-employee directors, VIL, Fifteenth. and NextGen Sponsor II LLC, (the “NextGen Sponsor”) and their respective affiliates and representatives:
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
We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of our common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). Redemption of the outstanding warrants as described above could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (subject to limited exceptions) so long as they are held by the NextGen Sponsor or its permitted transferees.
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
Unauthorized access to our or our customers’ information and systems could negatively impact our business.
We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems and management oversight in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks, including cyber-attacks, could result in significant financial or information losses and/or reputational harm. In addition, we may manage information technology systems for certain customers. Many of these customers face similar security threats. If we cannot prevent the unauthorized access, release and/or corruption of our customers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.
Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.
Our business may be impacted by disruptions including threats to physical security, information technology or cyber-attacks or failures, damaging weather or other acts of nature, pandemics or other public health crises, macroeconomics event such as supply chain disruption. Any of these disruptions could affect our internal operations or our ability to deliver products and services to our customers. Any significant production delays, or any destruction, manipulation or improper use of our data, information systems or networks could impact our sales, increase our expenses and/or have an adverse effect on the reputation of the Company and of our products and services.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Facilities
We operate primarily at two locations in California (Long Beach and Mojave). All of our facilities are located on land that is leased from third parties. We believe that such facilities meet our current and future anticipated needs.
In Long Beach, we maintain approximately 151,000 square feet of testing and operations facilities at our facility on Conant St, and approximately 44,000 square feet of operations space at our facility on McGowen St. We maintain approximately 840,000 square feet of testing and 10,750 square feet of operations space at the Mojave Air and Space Port in Mojave, California.
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
Item 3.    Legal Proceedings

On April 4, 2023, the Debtors commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are jointly administered under the caption In re Virgin Orbit Holdings, Inc., et al. (Case No. 23-10405).

In addition, we are, from time to time, subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. The outcome of legal matters and litigation, however, is inherently uncertain and therefore if one or more of these legal matters were resolved against us for amounts in excess of our expectations, our results of operations, and financial condition, including in a particular reporting period, could be materially adversely affected.

Please refer to Part IV. Note 19, “Subsequent Events” to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our legal proceedings.

Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants trade on the Nasdaq Global Market under the symbol “VORB” and “VORBW”, respectively.
On April 4, 2023, we received a notification from the Nasdaq Listing Qualifications Department notifying us of Nasdaq’s intention to delist the Company’s common stock and warrants as a result of the Company’s filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code and that trading of the Company’s securities would be suspended effective at the opening of business on April 13, 2023. The Company has requested a hearing before the Nasdaq Hearings Panel to appeal Nasdaq’s determination to delist the Company’s securities. Trading of the Company’s securities will remain suspended pending the appeal process. Nasdaq will not take any action to delist the Company’s securities pending a final written decision by the Nasdaq Hearings Panel. There can be no assurance that our appeal will be successful.
Holders of Record
As of April 4, 2023, there were 345 registered stockholders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividends
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report.
Recent Sales of Unregistered Equity Securities
During 2022, the registrant did not make any sales of unregistered equity securities that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that Virgin Orbit’s management believes is relevant to an assessment and understanding of Virgin Orbit’s consolidated results of operations and financial condition. You should read this discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon Virgin Orbit’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed in the sections entitled Part I. Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements.
The following is a discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2022 and 2021. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2021 and 2020 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Vieco USA, Inc. entered into a Merger Agreement with NextGen on August 22, 2021. The Business Combination was completed on December 29, 2021, in conjunction with which NextGen changed its name to Virgin Orbit Holdings, Inc. (hereafter referred to as “Virgin Orbit”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires).
Overview

We are a vertically integrated space company that provides customers dedicated and rideshare small-satellite launch capabilities. Our philosophy is to operate a mobile launch system that can launch “at any time, to any orbit, without warning.” Our vision is to use space to drive positive and lasting change on Earth, from connecting communities to advancing scientific initiatives; supporting America’s and other nations’ space presence, supporting the global space operations that enhance the way joint and coalition forces fight, and helping create the next generation of world-changing space technology.
We have been primarily focused on and engaged in designing and developing launch solutions for small-satellites since our inception in 2017. We have incurred net losses of $191.2 million, $157.3 million, and $121.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and expect to incur significant losses in the near term.
Liquidity, Voluntary Petitions for Bankruptcy and Going Concern

Since achieving commercialization in January 2021, we have continued to make significant investments in capital expenditures to build and expand our production for commercial small-satellite launches, hire top-tier leaders and innovators, and continue to invest in research and development. However, as discussed below under Liquidity and Capital Resources - Liquidity and Going Concern, our history of losses and the possibility that we may not be able to raise sufficient capital to finance our operations raise substantial doubt regarding our ability to continue as a going concern. Our ability to capitalize on industry tailwinds and execute on our growth strategy will depend on our ability to access additional capital. We will require additional financing to continue our operations and grow our business, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, would force us to delay, limit, reduce or terminate our operations, which could have the result of causing our business to fail and liquidating with little or no return to investors.

On April 4, 2023, the Debtors commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Virgin Orbit Holdings, Inc., et al. (Case No. 23-10405). (the “Chapter 11 Cases”). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On April 5, 2023, the Debtors have received interim approval of a variety of “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations.

In connection with the Chapter 11 Cases, we and our domestic subsidiaries entered into a Senior Secured Superpriority Debtor-in-Possession Term Loan Credit Agreement (the “DIP Credit Agreement”) with VIL on April 6, 2023, subject to final approval of the Bankruptcy Court. Please refer to “—Liquidity and Capital Resources – Debtor-in-Possession Term Loan Credit Agreement” below for further information.

The significant risks and uncertainties related to our liquidity and Chapter 11 Cases described above raise substantial doubt about our ability to continue as a going concern.
Business Combination

On August 22, 2021, NextGen via Pulsar Merger Sub, Inc. (“Pulsar Merger Sub”) and Vieco USA entered into a Merger Agreement which contemplated Pulsar Merger Sub merging with and into Vieco USA, with Vieco USA surviving the merger as a wholly owned subsidiary of NextGen (the “Business Combination”). On December 29, 2021, as contemplated by the Merger Agreement, we consummated the Business Combination and changed our name to Virgin Orbit Holdings, Inc. The Business Combination was accounted for as a reverse recapitalization. Virgin Orbit common stock and warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “VORB” and “VORBW,” respectively, on December 29, 2021.
See Part IV. Note 1. Organization and Business Operations - The Business Combination in the notes to the consolidated financial statements included in this Annual Report for further details.
Key Factors Affecting Our Performance
In addition to our ability to obtain additional capital to continue our operations as a going concern, we believe that our financial performance depend on several factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in Part I. Item 1A. Risk Factors in this Annual Report.
Customer Demand
Since our first test flight in 2020, a broad range of potential customers, including national security organizations, commercial satellite providers, and civil service providers have shown significant interest in our service. Our commercial customers include satellite and constellation providers such as Arqit and SatRev. Civil customers mostly fall within our spaceport and launch offerings for civil space agencies with customers including, NASA, Spaceport Cornwall in the United Kingdom, Spaceport Japan at Oita Airport in Japan, and Alcantara Launch Center in Brazil. Outside of spaceports, we also provide dedicated launch services for civil space agencies such as NASA, and we expect to provide such services to other governments which have space agencies but lack the infrastructure for domestic space launches. Some national security and defense customers include the United States Space Force, the U.S. Air Force, National Reconnaissance Office and the Missile Defense Agency. Leveraging our four successful orbital launches in 2021 and 2022, we have been able to secure approximately $192.1 million of binding agreements as of December 31, 2022.
We also believe there is near- and medium-term growth potential in the space market, driven by rapid advances in launch and satellite technology. As a result, there has been a proliferation of private sector space companies pursuing the growing demand for space solutions across multiple applications. As one of the few proven small-satellite launch providers to have successfully delivered payloads to their intended orbit, we believe we are well-positioned to benefit from these attractive industry tailwinds. Therefore, we plan to leverage our existing launch capabilities and our track record as a systems integrator to provide end-to-end value-added services for Internet of Things (“IoT”) and Earth Observation (“EO”) applications through the combination of agreements with satellite operators and a satellite constellation we will own and operate. Using a satellite-as-a-service model, we expect to deploy our own satellites in the next few years to serve government and commercial customers, both domestically and internationally.
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
Manufacturing Capacity
As we plan to continue to scale our production of rockets for our small-satellite services, we are making significant investments in capital expenditures for building and enhancing our manufacturing capacity and facilities. We expect our capital expenditures to continue to increase for the next several years. The amount and timing of our future manufacturing capacity requirements, and resulting capital expenditures, will depend on many factors, including the pace and results of our research and development efforts to meet technological development milestones, our ability to develop and manufacture rockets, our ability to achieve sales, and customer demand for our rockets at the levels we anticipate. Our headquarters in Long Beach, California has combined facility space of 195,000 square feet and is used for design, engineering, manufacturing, integration, assembly, test activities, payload processing and encapsulation. As of December 31, 2022, we had approximately six rockets in production and the processes, technology and machinery/tooling to support a production capacity of approximately 20 rockets annually.

Global Pandemic and Macroeconomic Conditions
We continue to monitor how the COVID-19 pandemic is affecting our employees and business. While we are no longer experiencing delays from measures taken in response to the COVID-19 pandemic, the longevity and extent of the COVID-19 pandemic remain uncertain. Measures we may need to take in the future and challenges that result from the pandemic could affect our operations necessary to complete the development of our spaceflight systems, our scheduled flight test programs and commencement of our commercial flights.

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See the section entitled Part I. Item 1A. Risk Factors for further discussion of the impacts of the COVID-19 pandemic and the global economy on our business.
Components of Results of Operations
Revenue
Launch Related Services
Small-satellite launch operations revenue is recognized for providing customer launch services by placing payloads into orbit. Revenue for each customer payload is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. We began recognizing revenue for launch services in January 2021 from our initial launch with NASA. Our second launch was completed in June 2021, with successful deployments of payloads in each of our core offerings: commercial, civil and defense. As of the date of this Annual Report, we successfully completed four orbital launches since 2021, out of Mojave, California. To date, we have delivered 33 satellites to their desired orbits with high precision. We generated $32.7 million and $6.0 million of launch service revenue during the years ended December 31, 2022 and 2021, respectively, from launch related services. We expect a significant portion of our future revenue growth to be derived from further commercialization of our small-satellite launch operations and expansion of our portfolio of space offerings.
Engineering Services
We also generate revenue by providing engineering services, which primarily relates to research and studies, to our customers. Revenue is recognized as control of the performance obligation is transferred over time to the customer. As of December 31, 2022, we have six engineering service revenue contracts for which we expect to transfer all remaining performance obligations to the customers by the year ended December 31, 2027. We expect that we will continue to earn revenue from engineering services, but that such revenue will represent a smaller portion of our future revenue growth compared to launch services. We generated $0.4 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively, from engineering services.
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
As we continue to grow, we expect that our selling, general and administrative costs will increase. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for fiduciary and executive liability coverage, investor relations and professional services.
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
Interest Expense, net
Interest expense, net relates to the cost of financing our Convertible Notes (as defined below), finance lease obligations, cost of financing our director and officer insurance, and income from interest bearing demand deposit accounts.
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
Change in Fair Value of Convertible Notes
Change in fair value of convertible notes relate to remeasurement of our Convertible Notes to fair value as of any respective conversion date and as of each subsequent balance sheet date.
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

(In thousands)	Years Ended December 31,
	2022	2021	2020
Revenue	$33,106	$7,385	$3,840
Cost of revenue	85,739	37,872	3,168
Gross loss	(52,633)	(30,487)	672
Selling, general and administrative expenses	120,467	92,796	43,003
Research and development expenses	43,263	48,079	137,135
Operating loss	(216,363)	(171,362)	(179,466)
Other income (expense), net:
Change in fair value of equity investments	(7,486)	6,792	—
Change in fair value of liability classified warrants	17,592	3,749	—
Change in fair value of convertible notes	9,101	—	—
Interest expense, net	(1,326)	(24)	(4,852)
Other income	7,335	3,560	62,671
Total other income, net:	25,216	14,077	57,819
Loss before income taxes	(191,147)	(157,285)	(121,647)
Provision for income taxes	11	6	5
Net loss	(191,158)	(157,291)	(121,652)
Revenue

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Revenue	$33,106	$7,385	$25,721	348%
Revenue increased by $25.7 million, or 348%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily attributable to an increase of $26.7 million related to launch service revenue from our two launches and other launch-related service revenue earned, offset by the decrease in engineering services revenue of $1.0 million for the year ended December 31, 2022.
Revenue increased by $3.5 million, or 92%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the recognition of launch services revenue of $6.0 million from our two launches for the year ended December 31, 2021. We did not generate any revenue from launch services during the year ended December 31, 2020. A $0.8 million increase in revenue from the Royal Air Force pilot training program was offset by a $0.6 million decrease in revenue from engineering services and $1.9 million decrease in revenue from bridge ventilators built to help in the fight against the COVID-19 pandemic during 2020.
Cost of Revenue and Gross Loss

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Revenue	$33,106	$7,385	$25,721	348%
Cost of revenue	85,739	37,872	47,867	126%
Gross loss	(52,633)	(30,487)	(22,146)	73%

Gross margin	(159)%	(413)%
Cost of revenue increased by $47.9 million, or 126%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily attributable to our two launches in January and July 2022 and the recognition of contract losses of $30.1 million. For the year ended December 31, 2022, we determined inventory related to certain near-term rocket builds was not recoverable and as a result, we recognized an inventory write-down of $2.0 million to its estimated net realizable value. Gross profit decreased by $22.1 million, and gross margin increased by 254 percentage points for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to costs of launch-related service revenue, additional provisions for contract losses booked on future launches, manufacturing variances, and inventory adjustments to net realizable value related to certain rocket builds that were not recoverable.
Cost of revenue increased by $34.7 million, or 1095%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to our two launches in January and June 2021 and the recognition of contract losses of $17.4 million. After the launch in January 2021, we began to capitalize costs associated with the launch services. For the year ended December 31, 2021, we determined inventory related to certain near-term rocket builds was not recoverable and as a result, we recognized an inventory write-down of $4.1 million to its estimated net realizable value. Gross profit decreased by $31.2 million, and gross margin decreased by 431 percentage points for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the shift of revenues from the development of bridge ventilators in 2020 to launch services with the two launches in 2021.
Selling, General and Administrative Expenses

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Selling, general and administrative expenses	$120,467	$92,796	$27,671	30%
Selling, general and administrative expenses increased by $27.7 million, or 30%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was primarily attributable to the increase in personnel-related expenses including stock based compensation, and public company costs including directors and officers insurance and professional fees.
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
Research and Development Expenses

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Research and development expenses	$43,263	$48,079	$(4,816)	(10)%
Research and development expenses decreased by $4.8 million, or 10%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was primarily attributable to reaching technological feasibility upon our successful launch in January 2021, with the majority of those launch related expenses included in research and development. For the full year of 2022, efforts related to sustaining the launch and production processes were included in selling, general, and administrative expenses, and efforts related to the production and launch were included in inventory or costs of goods sold.
Research and development expenses decreased by $89.1 million, or 65%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the decreases in personnel-related expenses of $42.1 million facilities, overhead and payroll related expenses of $45.8 million and professional services fees of $1.2 million due to LauncherOne reaching technical feasibility during the year ended December 31, 2021. LauncherOne reached technological feasibility upon the successful launch in January 2021. Since then, a portion of the research and development resources to develop the LauncherOne technology have shifted focus from technological development to sustaining the launch and production processes as well as capitalized labor and overhead to inventory.
Change in Fair Value of Equity Investments

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Change in fair value of equity investments	$(7,486)	$6,792	$(14,278)	(210)%
Change in fair value of equity investment income decreased by $14.3 million, or 210%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the net change in fair value of equity investment in Arqit of $14.5 million, offset by the decrease of $0.2 million unrealized loss for the equity investment in Sky and Space Global Limited (“SAS”).
Change in fair value of equity investments increased by $6.8 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 attributable to the unrealized gain of $7.0 million from the equity investment in Arqit, and partially offset by the $0.2 million unrealized loss for the equity investment in SAS.
Change in Fair Value of Liability Classified Warrants

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Change in fair value of liability classified warrants	$17,592	$3,749	$13,843	369%
Change in fair value of liability classified public and private placement warrants increased by $13.8 million, or 369%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulting in a gain due to the decrease in fair value of liability classified warrants.
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
Change in Fair Value of Convertible Notes

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Change in fair value of convertible notes	$9,101	$—	$9,101	100%
The change in fair value of convertible notes created a gain of $9.1 million, or 100%, attributable to the decrease in fair value for the convertible debenture (the “YA II Convertible Debenture”) issued and sold to YA II PN, Ltd. ( the “Investor”) on June 29, 2022 in the principal amount of $50.0 million, and the two VIL convertible notes totaling $45.0 million issued and sold to Virgin Investments Limited (the “2022 VIL Convertible Notes”). The 2022 VIL Convertible Notes are comprised of senior unsecured and secured convertible notes issued on November 4, 2022 and December 19, 2022, respectively, in the principal amounts of $25.0 million and $20.0 million, respectively, which are convertible into shares of our common stock or other qualified securities (each as further described below). The YA II Convertible Debenture and the 2022 VIL Convertible Notes are recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of each subsequent balance sheet date.

Interest Expense, Net

(In thousands)	Years Ended December 31,		$ change		% change
	2022	2021
Interest expense, net	$(1,326)	$(24)	$(1,302)	$(1,302)	5425%
Interest expense, net increased by $1.3 million, or 5425%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to accrued interest expense of $1.7 million related to the YA II Convertible Debenture and the 2022 VIL Convertible Notes, interest expense for financing of our director and officer insurance of $0.1 million, offset by the increase in money market interest income of $0.5 million.
Interest expense, net decreased by $4.8 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 was attributable to the loan the Parent Company forgave for the outstanding principal and accrued interest payable of $235.1 million revolving loan facility (“RLF”). The RLF was considered extinguished because of such contribution.
Other Income

(In thousands)	Years Ended December 31,		$ change	% change
	2022	2021
Other income, net	7,335	3,560	$3,775	106%
Other income increased by $3.8 million, or 106% for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to revenue recognition of $7.3 million of the initial launch termination refund related to the bankruptcy filing of our former largest customer, compared to the non-recurring SAS income of $3.6 million recognized in 2021, primarily attributable to $1.7 million for the initial ordinary shares of SAS issued to us in exchange for the termination of the LSA, as well as a non-refundable deposit of $1.2 million.
Other income decreased by $59.1 million, or 94% for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily attributable to the recognition of $62.2 million of non-refundable deposits received as a result of the bankruptcy filing of our largest customer for the year ended December 31, 2020. For the year ended December 31, 2021 we received $3.6 million primarily attributable to $1.7 million for the initial ordinary shares of SAS issued to us in exchange for the termination of the LSA, as well as a non-refundable deposit of $1.2 million.
Provision for Income Taxes
Provision for income taxes was immaterial for the years ended December 31, 2022 and 2021. We have accumulated net operating losses at the federal and state level for the time period during which we had not yet began commercial operations. We maintain a substantially full valuation allowance against net deferred tax assets. The income tax expenses are primarily related to minimum state filing fees in the states where we have operations.
Liquidity and Capital Resources

We only began commercial launch operations in 2021 and have been dependent on cash flows from financing activities to fund our operations. Our cash and cash equivalents were $51.2 million as of December 31, 2022, and we will require additional financing in order to continue and expand our operations and grow our business. If we are not able to obtain sufficient additional financing, our business may fail and we may be forced to liquidate with little or no return to investors.
Liquidity Requirements

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we expect to incur significant costs associated with the bankruptcy process, including legal, financial and restructuring advisors to the Company and certain of our creditors, and that we will continue to incur these significant costs throughout the Chapter 11 Cases. Our ability to obtain confirmation of a successful plan of reorganization in timely manner to limit these costs is critical to ensuring our liquidity is sufficient during the bankruptcy process. Assuming we are able to obtain sufficient additional financing and implement a plan of reorganization to continue as a going concern, we expect our expenses to increase in connection with ongoing activities, particularly as we continue to advance the development of our technologies, commercialize our satellite launch operations and continue to develop our space solution offerings, and continue to build and expand our production of rockets and aircraft.
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
We have several non-cancelable leases primarily related to the lease of our manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from three to ten years and require us to pay all executory costs, such as maintenance and insurance. Our total remaining lease obligation as of December 31, 2022 is $24.3 million, with $3.4 million due in less than one year. We also have non-cancelable purchase commitments as of December 31, 2022 primarily related to supply and engineering services providers. Total non-cancelable purchase commitments due in the next five years is approximately $40.9 million, with $20.9 million due in less than one year.
Additionally, we have been expanding our satellite launch operations and space solution offerings since commercialization. As of December 31, 2022, we had six rockets in various stages of production and one carrier aircraft in operation. Assuming we are able to obtain sufficient additional financing to support our operations, we expect to accelerate our production of rockets to reach an annual production capacity of approximately 20 rockets. We have significantly reduced the per unit cost of producing rockets since production began. As such, we anticipate the costs to manufacture additional rockets to continue to decrease on a per unit basis as we advance and scale up our manufacturing processes and capabilities. However, the recent commercialization of our satellite launch and space solution offerings and the anticipated expansion of our rocket production have unpredictable costs and are subject to significant risks, uncertainties and contingencies, many of which are beyond our control, that may affect the timing and magnitude of these anticipated expenditures. Many of these risks and uncertainties are described in more detail in Part I. Item 1A. Risk Factors of this Annual Report. Our future capital requirements will depend on many factors, including rate of revenue growth, ability to reduce costs per unit, the expansion of research and development activities, hiring additional personnel, and investment in manufacturing operations. We may sell equity securities or debt securities or secure other debt financing in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability.
Liquidity and Going Concern
The accompanying consolidated financial statements included in this Annual Report have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
We have incurred significant losses since our inception and had an accumulated deficit of $1,011.6 million as of December 31, 2022. Our cash and cash equivalents was $51.2 million and $194.2 million as of December 31, 2022 and December 31, 2021, respectively, and we have not generated positive cash flows from operations. We have not generated sufficient revenues to provide sufficient cash flows to enable us to finance our operations internally, and may not be able to raise sufficient capital to do so. In addition, on April 4, 2023, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Company’s assessment of going concern considerations, management has determined that the liquidity condition, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and the costs, risks and uncertainties surrounding the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements.
Management’s plans to mitigate an expected shortfall of capital to support future operations by raising additional funds through borrowings or additional sales of securities or other sources, and managing our working capital may not overcome or alleviate the substantial doubt that was raised. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise substantial additional capital, operations and production plans may be scaled back or curtailed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Convertible Debenture with YA II PN, Ltd.
In June 2022, we entered into a securities purchase agreement (the “2022 Purchase Agreement”) with the Investor, pursuant to which we sold and issued to the Investor a convertible debenture (the “2022 Convertible Debenture”) in the principal amount of $50.0 million, which is convertible into shares of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement.
The 2022 Convertible Debenture bears interest at an annual rate of 6.0% and has a maturity date of December 29, 2023. The 2022 Convertible Debenture provides a conversion right, in which any portion of the principal amount of the 2022 Convertible Debenture, together with any accrued but unpaid interest, may be converted into shares of our common stock at a conversion price equal to the lower of (i) $4.64 or (ii) 95% of the average of the two lowest daily volume weighted average price of our common stock during the three (3) trading days immediately preceding the date of conversion (but not lower than a certain floor price, currently set at $0.746, that is subject to further adjustment in accordance with the terms of the convertible debenture).
In connection with the 2022 Purchase Agreement, the Company and Investor entered into a registration rights agreement pursuant to which we are required to file a registration statement registering the resale by the Investor of any shares of our common stock issuable upon conversion of the 2022 Convertible Debenture under the Securities Act. Pursuant to the registration rights agreement, we are required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the Registration Statement (as defined therein).
Any time beginning 90 days after the issuance of a Debenture that the daily VWAP is less than the Floor Price for 7 trading days in a period of 10 consecutive trading days (each such occurrence, a “Triggering Event”) and only for so long as such conditions exist after a Triggering Event, we will be required to make monthly payments in cash. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the date of the Triggering Event divided by the number of months until the maturity date, (ii) a redemption premium equal to 10% of the principal amount being redeemed, and (iii) accrued and unpaid interest hereunder as of each payment date. Each monthly payment obligation shall be reduced by any amounts converted since the last monthly payment.
Our obligation to make monthly payments ceases if any time after the applicable Triggering Event, either (i) we provide the Holder a reset notice (each, a “Floor Reset Notice”) setting forth a reduced Floor Price which shall be equal to no more than 85% of the Closing Bid Price on the Trading Day immediately prior to such Reset Notice (and in no event greater than $10 per shares) and takes all steps necessary to implement such Floor Price reset, including, without limitation, applying for the additional listing of Conversion Shares on the Primary Market, or (ii) the daily VWAP is greater than the Floor Price for a period of 10 consecutive Trading Days, unless a subsequent Triggering Event occurs.
The 2022 Convertible Debenture may not be converted into common stock to the extent such conversion would result in the Investor and its affiliates having beneficial ownership of more than 9.99% of our then outstanding shares of common stock; provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to us. The 2022 Convertible Debenture provides us, subject to certain conditions, with a redemption right pursuant to which, upon three business days’ prior notice to the Investor in the case of a partial redemption or ten business days’ notice in the case of a full redemption, we may redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to 2.5% of the principal amount being redeemed up until October 1, 2022, and thereafter at a redemption price equal to 5.0% of the principal amount being redeemed.
On March 27, 2023, we sold and issued to the Investor a convertible debenture, convertible into shares of our common stock, in the principal amount of $1.0 million on substantially similar terms as the 2022 Convertible Debenture.
Between January 1, 2023 and March 29, 2023, YA II PN, Ltd. converted a total principal amount of $42.5 million and accrued interest of $1.8 million for 53,796,467 shares of common stock.
The filing of the Chapter 11 Cases constitutes an event of default under the 2022 Convertible Debenture.

Standby Equity Purchase Agreement
In March 2022, we entered into a standby equity purchase agreement (the “SEPA”) with the Investor, pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the SEPA.
Upon the initial satisfaction of the conditions to the Investor’s obligation to purchase shares of common stock set forth in the SEPA (the “Commencement”), including that a registration statement registering the resale by the Investor of the shares of common stock under the Securities Act that may be sold to the Investor by us under the SEPA (the “Initial Resale Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion until the first day of the month next following the 36-month period from and after the date of the SEPA, to direct the Investor to purchase up to a specified maximum amount of shares of common stock as set forth in the SEPA by delivering written notice to the Investor. The purchase price of the shares of common stock that we may sell to the Investor pursuant to the SEPA will be 97.5% of the average of the volume weighted average price of our common stock during each trading day in the three (3) consecutive trading days commencing on the trading day following delivery of such notice (other than any trading days excluded pursuant to the terms of the SEPA). The maximum amount to be sold pursuant to each notice may not exceed $50 million, and a notice cannot be delivered earlier than six trading days following the pricing period relating to any prior notice. Any shares of common stock that may be sold by us under the SEPA will be sold in transactions exempt from registration under the Securities Act in reliance upon the exemption afforded under Section 4(a)(2).
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
Convertible Notes with VIL
We issued and sold to VIL a $25.0 million convertible note on November 4, 2022 (the “November 2022 VIL Convertible Note”), a $20.0 million convertible note on December 19, 2022 (the “December 2022 VIL Convertible Note”), a $10.0 million convertible note on January 30, 2023 (the “January 2023 VIL Convertible Note”), a $5.0 million note on February 28, 2023 (the “February 2023 VIL Convertible Note”) and a $10.9 million convertible note on March 30, 2023 (the “March 2023 VIL Convertible Note” and together with the November 2022 VIL Convertible Note, the December 2022 VIL Convertible Note, the January 2023 VIL Convertible Note and February 2023 VIL Convertible Note, the “VIL Convertible Notes”). The VIL Convertible Notes are convertible into shares of our common stock or other Qualified Securities (as defined below), subject to certain conditions and limitations set forth in the VIL Convertible Notes. Each VIL Convertible Note was sold pursuant to a subscription agreement between us, VIL and our domestic subsidiaries (the “Guarantors”) named therein that are jointly and severally guaranteeing our obligations under the VIL Convertible Notes. As of the date of this Annual Report on Form 10-K, no principal or interest has been repaid on any of the VIL Convertible Notes.

The VIL Convertible Notes contain customary events of default. The November 2022 VIL Convertible Note and the December VIL Convertible Note bear interest at an annual rate of 6.0% (or 10.0% during the continuance of an event of default under such VIL Convertible Note), and the January 2023 VIL Convertible Note, the February 2023 VIL Convertible Note and the March 2023 VIL Convertible Note bear interest at an annual rate of 12.0% (or 16.0% during the continuance of an event of default under such VIL Convertible Note), in each case payable in cash semi-annually. Each of the VIL Convertible Notes has a maturity date of November 4, 2024, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Subject to any limitations under the rules of the Nasdaq Stock Market, the VIL Convertible Notes will automatically convert into Qualified Securities (as defined below) at a conversion price equal to the purchase price paid by investors in the relevant Qualified Financing (as defined below) if, prior to the earliest to occur of November 4, 2024, any Fundamental Change Effective Date and the effective date of any Merger Event (each as defined in the VIL Convertible Notes), we consummate a bona fide third-party financing of our common stock or securities convertible into or exchangeable for our common stock for gross cash proceeds of at least $50.0 million (excluding any securities purchased by VIL or its affiliates) in one or more related and substantially similar and simultaneous transactions at the same price (a “Qualified Financing” and the securities sold in such Qualified Financing, the “Qualified Securities”).

VIL will have the option to convert all or a portion of the VIL Convertible Notes in accordance with such terms in a financing by us that would have been a Qualified Financing but for the gross cash proceeds in such financing being less than $50.0 million, with such conversion effected as described above as if such financing were a Qualified Financing. Additionally, on or after October 15, 2024, VIL has the right to convert all or any portion of the VIL Convertible Notes into shares of common stock at an initial conversion rate of 345.5425 shares of common stock per $1,000 principal amount of the VIL Convertible Notes (subject to adjustments as provided in the VIL Convertible Notes, the “Fixed Conversion Rate”). In the event of a Fundamental Change, a Merger Event (each as defined in the VIL Convertible Notes) or a redemption of the Convertible Notes by us, or if any automatic conversion in connection with a Qualified Financing would be subject to limitations set forth in the relevant rules of the Nasdaq Stock Market, VIL has the right to convert the VIL Convertible Notes at the Fixed Conversion Rate. Prior to the Maturity Date, we may redeem all or part of the VIL Convertible Notes for cash at a redemption price equal to 100% of the principal amount of the VIL Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (the “Redemption Price”) upon prior written notice provided in accordance with the Convertible Note. VIL may also require the Company to redeem for cash all or any portion of the Convertible Note at the Redemption Price upon prior written notice provided in accordance with the Convertible Note The VIL Convertible Notes contain a covenant that restricts our and the Guarantors’ ability to incur liens on our and the Guarantors’ assets and properties without VIL’s consent. If we undergo a Fundamental Change (as defined in the VIL Convertible Notes), then, subject to certain conditions, VIL may require us to repurchase for cash all or any portion of the VIL Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the VIL Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Initially, a maximum of an aggregate of 24,498,963 shares of the common stock may be issued upon conversion of the VIL Convertible Notes at the Fixed Conversion Rate, subject to adjustment provisions included in the VIL Convertible Notes and subject to conversion in connection with a deemed Qualified Financing.
In connection with the VIL Convertible Notes, the Company and the Company’s domestic subsidiaries guaranteeing such notes also entered into a Security Agreement dated January 30, 2023, (the “Security Agreement”) with VIL, pursuant to which the Company and the guarantors granted a first-priority security interest on substantially all of their respective assets, including all aircrafts, aircraft engines (including spare aircraft parts) and related assets, other than certain customary excluded assets and permitted liens described in the VIL Convertible Notes. Upon the occurrence and continuation of an event of default under any of the VIL Convertible Notes, VIL is entitled to, among other things, foreclose on the assets that are the subject of the security interest.
We are obligated to use the net proceeds of the March 2023 VIL Convertible Note to fund severance and other costs related to the workforce reduction that we announced on March 30, 2023.

The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the VIL Convertible Notes.

Debtor-in-Possession Credit Agreement

In connection with the Chapter 11 Cases, we and our domestic subsidiaries entered into a Senior Secured Superpriority Debtor-in-Possession Term Loan Credit Agreement (the “DIP Credit Agreement”) with VIL on April 6, 2023. Final approval remains subject to the Bankruptcy Court.

If the DIP Credit Agreement is approved on a final basis by the Bankruptcy Court as proposed, VIL would provide a super-priority senior secured debtor-in-possession term loan credit facility in an aggregate principal amount not to exceed $74.1 million (the “DIP Facility”), consisting of up to $31.6 million in principal amount of new money term loan commitments (the “DIP New Money Loans”) and a roll-up of (a) the March 2023 VIL Convertible Note and (b) a portion of the other VIL Convertible Notes, in each case as described below. Borrowings under the DIP Facility would be senior secured obligations of us and our domestic subsidiaries, secured by a super-priority lien on the collateral under the DIP Facility, which includes substantially all of the assets of us and our domestic subsidiaries. Following approval of the Interim DIP Order (as defined below), the March 2023 VIL Convertible Note was converted into a separate tranche of the DIP Facility (the “Interim Roll-Up Loans”) on the date on which the Bankruptcy Court issues an Interim DIP Order.

Upon the Bankruptcy Court’s entry of the interim order approving the DIP Facility (the “Interim DIP Order”) on April 5, 2023, VIL funded $12.25 million of DIP New Money Loans (the “Interim New Money Loans”) on April 6, 2023. Upon the Bankruptcy Court’s entry of a final order approving the DIP Facility (the “Final DIP Order”), VIL shall fund an additional $15.15 million of DIP New Money Loans (the “Final New Money Loans” and, together with the Interim New Money Loans, the “New Money Loans”). The New Money Loans and Interim Roll-Up Loans shall bear interest at a rate of 12.00% (or 16.0% upon the occurrence and during the continuance of an event of default) per annum, payable monthly in arrears.

The DIP Credit Agreement also permits, to the extent necessary, one or more additional fundings in an aggregate principal amount of up to $4.2 million from the DIP Lender, which shall be made available following entry of (A) an order approving severance payments to the Debtors’ employees (a “Severance Approval Order”) and (B) the Interim DIP Order

(the “DIP Severance New Money Loans”). The DIP Severance New Money Loans may be drawn in one or more draws, in each case in an amount not to exceed the amount of severance payments due and payable and approved by the Bankruptcy Court (the “Approved Severance Payments”). The DIP Severance New Money Loans are to be used solely for Approved Severance Payments, which may or may not become necessary.

Pursuant to the DIP Facility, a portion of the other VIL Convertible Notes would also be converted into a separate tranche of borrowings under the DIP Facility (the “Final Roll-Up Loans”), and shall bear interest at 18.00%, payable and compounded monthly in arrears. Additionally, 100% of the interest payable on the Final Roll-Up Loans shall be paid in-kind and added to the principal amount thereof.

The DIP Credit Agreement contains various customary events of default. During the continuance of an event of default, all overdue amounts of principal and interest under the DIP Facility will bear interest at the applicable rate, plus an additional 4.00% per annum.

Fees and expenses under the DIP Facility include funding fees of (i) 3.00% of the aggregate principal amount of Interim New Money Loans due when issued, (ii) 3.00% of the aggregate principal amount of Final New Money Loans due when issued and (iii) 3.00% of the aggregate principal amount of Severance New Money Loans due when issued and (iv) 3.00% of the aggregate principal amount of Interim Roll-Up Loans due upon entry of the Final DIP Order approving such funding fees.

The DIP Credit Agreement also contains milestones for the progress of the Chapter 11 Cases (the “Milestones”), which include the dates by which we and our domestic subsidiaries are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate our emergence from bankruptcy. Among other dates set forth in the DIP Credit Agreement, the agreement contemplates that the Bankruptcy Court shall have entered the Final DIP Order no later than thirty (30) calendar days after the Petition Date.

Cash Flows
Historical Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(In thousands)	2022	2021
Cash used in operating activities	$(219,287)	$(153,997)
Cash used in investing activities	(18,447)	(30,280)
Cash provided by financing activities	96,182	352,473
Net (decrease) increase in cash and cash equivalents	$(141,552)	$168,196
Net Cash Used in Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $219.3 million primarily consisting of $191.2 million of net loss, adjusted for $15.9 million of non-cash and cash charges, and a decrease in net operating assets and liabilities of $44.1 million. The non-cash charges primarily included the charges in stock-based compensation of $18.6 million, depreciation and amortization of $12.7 million, inventory write-down of $2.0 million, and the change in fair value of the equity investment in Arqit of $9.1 million, offset by the change in fair value of convertible notes of $9.1 million and the change in fair value of liability classified warrants of $17.6 million, partially offset by the change in its fair value of $0.2 million.
For the year ended December 31, 2021, net cash used in operating activities was $154.0 million primarily consisting of $157.3 million of net loss, adjusted for $16.9 million of non-cash charges, and an decrease in net operating assets and liabilities of $13.6 million. Inventory increased due to capitalizing the raw materials, labor and overhead costs related to the production of the Company’s rockets after reaching technological feasibility in January 2021. Deferred revenue decreased due to recognizing revenue for our demo launch in January 2021. The non-cash charges primarily included the charges in stock-based compensation of $10.6 million, depreciation and amortization of $14.4 million, inventory write-down of $4.1 million, offset by the change in fair value of the equity investment in Arqit of $7.0 million, the change in fair value of liability classified warrants of $3.7 million and the non-cash initial investment in SAS of $1.7 million, partially offset by the change in its fair value of $0.2 million.

Net Cash Used in Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $18.4 million consisting of $20.9 million of purchases of property and equipment offset by $2.4 million of proceeds from sale of investment in Arqit.
For the year ended December 31, 2021, net cash used in investing activities was $30.3 million consisting of purchases of property and equipment and $5.0 million of purchases of equity investment in Arqit.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $96.2 million for the year ended December 31, 2022, consisting of proceeds from the YA II Convertible Debenture of $50.0 million, proceeds from the November VIL Convertible Note of $25.0 million, and proceeds from the December VIL Convertible Note of $20.0 million, and proceeds from the exercise of stock options of $1.5 million, offset by payments of finance lease obligations of $0.3 million.
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
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. Refer to Part IV. Note 2. Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report for a description of other significant accounting policies.
Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. In connection with the preparation of the consolidated financial statements for the years ended December 31, 2022, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements. Through this evaluation, we identified liquidity conditions that raises substantial doubt about the Company’s ability to continue as a going concern. This is further discussed in Part IV. Note 1. Organization and Business Operations to the Consolidated Financial Statements. In addition, management has determined that our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a restructuring plan and the risks and uncertainties surrounding the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern.
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

When we determine it is probable that the costs to provide the services stipulated by the launch services agreement will exceed the allocated fixed price for each launch, we record a provision for the contract loss. Contract losses are recorded at the contract level and are recognized when known. To the extent the contract loss provision is less than the accumulated costs to fulfill the contract, we record the provision net of inventory and net of contract assets on the consolidated balance sheet. During the year ended December 31, 2022, we identified certain contracts where the expected costs to fulfill the contracts were in excess of the estimated transaction price, and as such, recorded a provision for the related contract loss. The provision for contract losses outstanding as of December 31, 2022 was $51.6 million, with $35.4 million recorded net of inventory and $4.4 million net of contract assets on the consolidated balance sheet.
Long-lived Assets
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
Convertible Notes
The Company accounts for convertible notes in accordance with ASC 825 – Financial Instruments (“ASC 825”) and early adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which removes from GAAP the liability and equity separation model for convertible instruments with either cash or beneficial conversion features. As a result, convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. As discussed in Part IV. Note 10. Convertible Notes, the YA II Convertible Debenture and VIL Convertible Notes were not issued at a substantial premium, and the Company analyzed the provisions of the notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the notes are accounted for entirely as a liability net of unamortized issuance costs. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met as described further in Part IV. Note 10. Convertible Notes, the Company may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the notes. Changes in fair value will be recorded in the statements of operations and changes in fair value related to credit risk will be recorded in other comprehensive loss. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, however there was no impact during the year as the convertible instruments were anti-dilutive.
Recent Accounting Pronouncements
Please refer to Part IV. Note 3. Recently Issued and Adopted Accounting Pronouncements to our consolidated financial statements included elsewhere in this Annual Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements.
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
Virgin Orbit will use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date Virgin Orbit (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The extended transition period exemptions afforded by Virgin Orbit’s emerging growth company status may make it difficult or impossible to compare Virgin Orbit’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of this exemption because of the potential differences in accounting standards used. Refer to Part IV. Note 2. Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Annual Report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2022 and 2021.
Virgin Orbit will remain an “emerging growth company” under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of Virgin Orbit’s fiscal year in which Virgin Orbit has total annual gross revenue of at least $1.24 billion, as increased for inflation, (c) the last date of Virgin Orbit’s fiscal year in which Virgin Orbit is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Virgin Orbit has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We have cash and cash equivalents totaling $51.2 million as of December 31, 2022. Our cash and cash equivalents were invested in interest bearing demand deposit accounts. A hypothetical 10% change in interest rates would not have had a material impact on the value of our cash and cash equivalents as of December 31, 2022.
Foreign Currency Risk
Transaction Exposure
Currently, we do not use foreign currency forward contracts to manage exchange rate risk, as the amount subject to foreign currency risk is not material to our overall operations and results. Therefore, we are not exposed to foreign currency transaction risk.
Translation Exposure
The functional currency of our operations in the United Kingdom is the local currency (pound sterling). We translate the financial statements of the operations in the United Kingdom to United States Dollars and as such, we are exposed an immaterial amount of foreign currency translation risk.
Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Part IV. Item 15. Exhibits and Financial Statement Schedules of this report and are presented beginning on page F-1 and are incorporated by reference into this Item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Background and Remediation of Material Weaknesses
As previously reported, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The first material weakness was related to the lack of sufficient personnel to execute, review, and approve all aspects of the financial statement close and reporting process. The second material weakness arose from the need to augment IT and application controls in our financial reporting.
Our remediation plan included:
•recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists, to supplement our internal resources and segregate key functions within our business processes;
•designing and implementing IT and application controls in our financially significant systems to address our relative information processing objectives;
•establishing a formal risk assessment process to identify and evaluate risks relevant to financial reporting objectives;

•designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes; and
•implementing a training program addressing internal controls over financial reporting, including educating control owners regarding the requirements of each control.

These controls have been fully implemented and have been operating for a sufficient period of time, and management has concluded, through formal testing, that these controls are operating effectively. Based on this assessment, management concluded that, as of December 31, 2022, the material weaknesses were remediated.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management's Annual Report on Internal Control Over Financial Reporting
Our management, with the participation of our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Attestation of Independent Registered Public Accounting Firm
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
Other than as described above regarding actions taken to remediate our material weaknesses, there have been no material changes in our internal control over financial that occurred during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth the name, age and position of each of our executive officers and directors as of April 4, 2023. There are no family relationships among any of our executive officers or directors.

Name	Age	Position
Dan Hart	62	Chief Executive Officer, Director
Jim Simpson	63	Chief Strategy Officer
Brita O’Rear	57	Chief Financial Officer
Derrick Boston	58	Chief Legal Officer
Alan J. Carr	53	Director
Jill Frizzley	47	Director
Susan Helms	65	Director
Evan Lovell	53	Director
George N. Mattson	57	Director
Katharina McFarland	63	Director
Abdulla Shadid	40	Director
Gregory L. Summe	66	Director
Dan Hart. Mr. Hart joined Virgin Orbit, LLC as its President in March 2017, and has served as President and Chief Executive Officer of Virgin Orbit, LLC since June 2017. Mr. Hart is a member of our Board. From 1983 until he joined Virgin Orbit, LLC, Mr. Hart held various aerospace leadership roles at Boeing, where he most recently served as Vice President of Government Satellite Systems. In that position, he oversaw Boeing’s government satellite programs, while developing and managing missions for the DoD, NASA, NOAA, and other national programs. Mr. Hart’s portfolio included marquee programs such as Global Positioning System (“GPS”), Wideband Global SATCOM, the Tracking and Data Relay Satellites (“TDRS”) system, and the X-37 spaceplane. Mr. Hart holds a Bachelor of Science degree in physics from the State University of New York at Albany and attended the Harvard Business School Advanced Management Program.
We believe that Mr. Hart is qualified to serve as a member of our Board because of his experience and track record of success as Chief Executive Officer at Virgin Orbit, LLC and elsewhere in the aerospace industry, as well as his knowledge and extensive experience in the aerospace industry and with satellite programs.
Jim Simpson. Mr. Simpson has served as Chief Strategy Officer of Virgin Orbit, LLC since November 2020 and is responsible for defining our strategy and leading business development efforts across all end markets. Prior to joining Virgin Orbit, LLC full-time, he served as a board member of VO Holdings, Inc. from May 2019 through November 2020. Mr. Simpson previously served as Chief Executive Officer of Saturn Satellite Networks, Inc., a manufacturer of GEO communications satellites, from May 2019 to November 2020, and of ABS Corporation, a satellite connectivity and service provider, from December 2017 to August 2018. From September 2015 to December 2017, Mr. Simpson served as Senior Vice President for Strategy & Business Development at Aerojet Rocketdyne, where he led the company’s new business capture and strategic alignment initiatives. Mr. Simpson spent 35 years at Boeing in various leadership roles within the Satellite & Launch Business including the Vice President of Commercial Satellite Systems and the Vice President of Strategy and Business Development for Networks and Space Systems. Mr. Simpson holds Bachelor of Science and Master of Science degrees in Materials Engineering from University of California Los Angeles and a Master of Business Administration degree from University of Southern California Marshall School of Business.
Brita O’Rear. Ms. O’Rear has served as Chief Financial Officer of Virgin Orbit, LLC since July 2017 and is responsible for leading all corporate finance, budgeting, and accounting efforts across the business. Prior to joining Virgin Orbit, LLC, from July 2016 to May 2017, Ms. O’Rear led the finance and accounting team at Astronics Test Systems. From 2013 to mid-2016, Ms. O’Rear served as the Vice President of Finance at Thales Avionics InFlyt Experience and Thales North America. From 1997 to 2013, Ms. O’Rear served as the Deputy CFO and Senior Director of Finance at Thales Avionics In-Flight Entertainment. Prior to Thales Avionics, Ms. O’Rear held finance roles at B/E Aerospace and Lockheed Martin. Ms.

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
Alan J. Carr. Mr. Carr is a member of our Board. Mr. Carr currently serves as the Managing Member and Chief Executive Officer of Drivetrain, LLC, an independent fiduciary services firm, a position he has held since September 2013. From 2003 to 2013, Mr. Carr was Managing Director at Strategic Value Partners, a global investment firm focused on distressed debt and private equity opportunities. Mr. Carr started his career at Skadden, Arps, Slate, Meagher & Flom LLP and Ravin, Sarasohn, Baumgarten, Fisch & Rosen in corporate restructuring advisory. Mr. Carr has served and does currently serve on public and private company boards of directors in various jurisdictions around the world and in various industries. Mr. Carr currently serves as a director for the following public companies: Qualtek Services Inc., since February 2023; M3-Brigade Acquisition III Corporation, since November 2022; Unit Corporation, since September 2020, and NewLake Capital Partners, since August 2019. He previously served on the board of directors for the following public companies in the last five years: Atlas Iron Limited, TEAC Corporation, Tidewater Inc., Midstates Petroleum Company, Inc., Verso Corporation, McDermott International, Inc., Sears Holding Corporation, Basic Energy Services, Inc., and Enjoy Technology Inc. Mr. Carr received a B.A. in Economics and Sociology from Brandeis University and a J.D. from Tulane Law School.

We believe that Mr. Carr is qualified to serve on our board due to his experience in complex financial restructurings and reorganizations and his extensive experience serving on the boards of private and public companies.
Jill Frizzley. Ms. Frizzley is a member of our Board. She currently serves as the president of Wildrose Partners LLC, an independent consultant company providing governance and related advisory services to corporations, a position she has held since June 2019. From 2016 through May 2019, Ms. Frizzley served as Counsel in the Business Finance and Restructuring Group at the law firm of Weil, Gotshal & Manges LLP. Ms. Frizzley has served as a director on numerous public and private boards of directors. Currently, Ms. Frizzley serves as a director for the following public companies; Avaya Holdings Corporation, since December 2022 and iMedia Brands, Inc., since April 2023. She previously served on the boards of directors for the following public companies in the last five years: Hudson Technologies, Inc., Vivus, Inc. Ms. Frizzley holds a B.Sc. degree from the University of Alberta and an L.L.B. degree from the University of Toronto Faculty of Law.
We believe that Ms. Frizzley is qualified to serve on our Board because of her extensive experience in corporate governance and corporate restructurings, as well as her experience serving on both public and private company boards.
Susan Helms. Ms. Helms is a member of our Board. Ms. Helms was commissioned from the U.S. Air Force Academy in 1980 and served in the United States Air Force until her retirement in April 2014 with the rank of Lt. General. During her tenure in the United States Air Force, Ms. Helms held a variety of positions of increasing responsibility before ultimately retiring as the Commander, 14th Air Force (Air Forces Strategic), Air Force Space Command, and Commander, Joint Functional Component Command for Space, U.S. Strategic Command, Vandenberg Air Force Base, California. In addition, Ms. Helms is a former NASA astronaut and veteran of five spaceflights. Ms. Helms is the principal and owner of Orbital Visions, LLC, a consulting company established in 2015. Additionally, Ms. Helms currently serves on the NASA Aerospace Safety Advisory Panel and is a member of the Board of Trustees for the Aerospace Corporation. Ms. Helms has also been elected as a member of the National Academy of Engineering. Ms. Helms was previously a board member for Concho Resources Inc. from March 2017 to January 2021 and the Association of Space Explorers (USA) and, in 2016 she completed a two year term as a trustee for the Woodrow Wilson International Center in Washington, D.C. Ms. Helms earned a Bachelor of Science degree in Aeronautical Engineering from the U.S. Air Force Academy and a Master’s of Science degree in Aeronautics/Astronautics from Stanford University.
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
George N. Mattson. Mr. Mattson is a member of our Board. Mr. Mattson began serving as the current President of Star Mountain Capital, an asset management firm, in February 2023. Mr. Mattson has served as a director of the Board of Directors of Xos, Inc. (f/k/a NextGen Acquisition Corporation (“NGAC I”)) since July 2020 and served as Co-Chairman of NGAC I from September 2020 until August 2021. Mr. Mattson served as Co-Chairman of NextGen from January 18, 2021, until December 2021. Mr. Mattson served as a Partner and Co-Head of the Global Industrials Group in Investment Banking at Goldman, Sachs & Co. from November 2002 through August 2012. Mr. Mattson joined Goldman Sachs in 1994 and served in a variety of positions before becoming Partner and Co-Head of the Global Industrials Group. Mr. Mattson serves as a director of Delta Air Lines, Inc. (NYSE: DAL), and Virgin Galactic Holdings, Inc. Mr. Mattson also served as a director of Air France-KLM S.A. (PAR: AF) from 2017 until February 2021. Mr. Mattson holds a B.S. degree in Electrical Engineering from Duke University and an M.B.A. from the Wharton School of the University of Pennsylvania.
We believe that Mr. Mattson is qualified to serve on our Board due to his substantial strategic, financial and transactional experience and deep expertise in the industrial sector and his experience serving as a director for various public and private companies.
Katharina McFarland. Ms. McFarland is a member of our Board. With over 30 years of government service, Ms. McFarland is widely recognized as a leading subject-matter expert on government procurement. She currently serves as a Director on the Boards of SAIC and Transphorm, Inc. She served as Chairman of the Board of Army Research and Development at the National Academies of Science from 2017 to 2022. She was previously the Assistant Secretary of Defense for Acquisition from 2012 to 2017 and acting Assistant Secretary of the Army (Acquisition, Logistics & Technology) from 2016 to 2017. She was President of the Defense Acquisition University from 2010 to 2012. From 2006 to 2010, Ms. McFarland was the Director of Acquisition, Missile Defense Agency. She is an accredited Materials, Mechanical, Civil and Electronics Engineer. She has received an Honorary Doctoral of Engineering degree from the University of Cranfield, United Kingdom; the Presidential Meritorious Executive Rank Award, the Secretary of Defense Medal for Meritorious Civilian Service Award, the Department of the Navy Civilian Tester of the Year Award, and the Navy and United States Marine Corps Commendation Medal for Meritorious Civilian Service.
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
Gregory L. Summe. Mr. Summe is a member of our Board. Mr. Summe is the Founder and Managing Partner of Glen Capital Partners LLC, an investment fund. He also served as the Co-Chairman of NextGen Acquisition Corp I & II. From 2009 to 2014, Mr. Summe was the Managing Director and Vice Chairman of Global Buyout at the Carlyle Group. Prior to joining Carlyle, Mr. Summe was the Chairman, CEO and President of PerkinElmer, Inc. which he led from 1998 to 2009. He also served as a Senior Advisor to Goldman Sachs Capital Partners from 2008 to 2009. Prior to joining PerkinElmer, Mr. Summe was with AlliedSignal, now Honeywell International, serving successively as the President of General Aviation Avionics, President of the Aerospace Engines Group, and President of the Automotive Products Group. Before joining AlliedSignal, he was the General Manager of Commercial Motors at General Electric and was a Partner with the consulting firm McKinsey & Company, Inc. Mr. Summe serves as a director of NXP Semiconductors N.V. (Nasdaq: NXPI), the State Street Corporation (NYSE: STT), Avantor Inc. (NYSE: AVTR), and the Pella Corporation. He was previously the chairman of the board of directors of Freescale Semiconductor and Euromax International, and a director of Biomet Inc., TRW Inc., LMI Aerospace, Veyance, and Automatic Data Processing, Inc. (Nasdaq: ADP). Mr. Summe holds B.S. and M.S. degrees in electrical engineering from the University of Kentucky and the University of Cincinnati, and an M.B.A. with distinction from the Wharton School at the University of Pennsylvania. He is in the Hall of Distinction at the University of Kentucky.

We believe that Mr. Summe is qualified to serve on our Board due to his extensive operational and business transformation experience in the aerospace sector and his experience serving as a director for various public and private companies.
Abdulla Shadid. Mr. Shadid has served as a member of the Virgin Orbit Board since its inception in December 2021. He is an investment professional with over 17 years of experience in the field of investment and portfolio management. Mr. Shadid currently serves as an Executive Director in the Growth and M&A (GM&A) unit in Mubadala’s Direct Investments platform. In his role, he manages Mubadala’s direct investments in select growth sectors such as the space industry, and covers General Partner fund strategies. Together with the GM&A team, he supports the wider platform in managing their respective funds to realize shareholder value through underwriting and executing new investments, PMO and M&A activities, and divestitures. Mr. Shadid first joined Mubadala from the Tawazun Economic Council in 2005 and served in various roles. He was a member of the team that developed Mubadala’s first comprehensive investment strategy for the Aerospace sector in 2006 and was subsequently engaged in its implementation and execution. He worked on various M&A and business development transactions, and the creation of foundational partnerships with leading global aerospace players, including GE Aviation, Rolls-Royce and UTC Aerospace. In 2013, he served as Head of Aerospace, managing Mubadala’s portfolio of aerospace investments in the UAE and internationally and leading the eventual monetization of key holdings. Between 2018 and 2020, he served as Managing Director, Cargo & Logistics Services at Etihad Aviation Group. There, he played an active role in evolving Etihad Cargo’s business strategy and rolling out its ambitious transformation program, growing revenue from $830M to $1.3BN during the period and doubling the bottom line. Mr. Shadid has a breadth of directorship experience acquired through current and previous board positions. He currently serves as a member of the Board of Directors of Sociedad Minera de Santander S.A.S. (Minesa) in Colombia and Strata Manufacturing PJSC in the UAE. He previously served as Chairman of Sanad Aero Solutions LLC, Aerospace Turbine Services and Solutions LLC and Armaguard Valuables Management LLC; and was also a member of the Boards of Directors of Abu Dhabi Ship Building PJSC (ADX:ADSB), Safwa Marine LLC, SR Technics Holdings AG and Cosmo Energy Holdings Company Ltd (TYO:5021). Mr. Shadid holds a Bachelor of Engineering degree in Electronic and Electrical Engineering from University College London (UCL) in the United Kingdom.
We believe that Mr. Shadid is qualified to serve on our Board because of his extensive experience in the aerospace industry.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) under the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and reports of changes in their ownership of our common stock. To our knowledge, based solely upon our review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022.
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
Audit Committee
We have a separately-designated standing audit committee (“Audit Committee”) that consists of George N. Mattson, Katharina McFarland and Gregory L. Summe with Gregory L. Summe serving as Chair of the Audit Committee. Our board of directors determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and applicable Nasdaq rules. Each member of the audit committee also meets the requirements for financial literacy under the applicable Nasdaq rules.
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

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, the “named executive officers” and their positions were as follows:
•Dan Hart, Chief Executive Officer;
•Jim Simpson, Chief Strategy Officer; and
•Tony Gingiss, Chief Operating Officer.

As part of the workforce reduction, on March 30, 2023, Mr. Gingiss was informed that his position with the Company was being eliminated effective April 3, 2023.
2022 Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers and their positions for the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Dan Hart	2022	500,000	—	4,000,001	—	—	42,943	4,542,944
Chief Executive Officer	2021	511,008	—	2,093,921	—	671,250	44,552	3,320,731
Jim Simpson	2022	390,000	—	800,000	400,000	—	21,614	1,611,614
Chief Strategy Officer	2021	417,780	—	223,575	—	189,150	10,186	840,691
Tony Gingiss	2022	390,000	—	800,000	400,000	—	18,017	1,608,017
Chief Operating Officer	2021	353,049	75,000	182,208	—	173,190	15,042	798,489
____________
(1)With respect to 2022, amounts reflect the aggregate grant date fair value of stock options to purchase shares and restricted stock units (“RSUs”), in each case, granted under the 2021 Plan (as defined below) to the named executive officer computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our named executive officers in Note 14 in our consolidated financial statements included in this Annual Report.
(2)Bonus amounts represent annual bonuses earned by each named executive officer in 2021 and paid in cash in 2022, based on the attainment of predetermined individual and company performance metrics as determined by the board of directors of VO Holdings in its discretion.
(3)Amounts for 2022 in this column include the amounts set forth in the table below:

Named Executive Officer	401(k) Plan Matching Contributions ($)	Life Insurance Premiums ($)	Charitable Contribution to the California Science Center ($)
Dan Hart	16,515	1,428	25,000
Jim Simpson	20,352	1,262	—
Tony Gingiss	16,589	1,428	—
2022 Salaries
In 2022, the named executive officers received annual base salaries to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The annual base salaries for the named executive officers were $500,000, $390,000 and $390,000 for Messrs. Hart, Simpson and Gingiss, respectively. The base salaries payable to our named executive officers were not increased in 2022.
2022 Bonuses
In fiscal year 2022, Messrs. Hart, Simpson and Gingiss were eligible to earn annual cash bonuses targeted at 100%, 50% and 50%, respectively, of their respective base salaries. Each named executive officer was eligible to earn his bonus based on the attainment of pre-determined company and individual performance metrics, which were comprised of company key performance indicators weighted 65% of the executive’s bonus opportunity including safety, financial, flight, production and growth goals, and individual goals weighted 35% of the executive’s bonus opportunity. Bonus payouts in respect of individual performance were based on achievement of individual goals and were subject to a performance multiplier ranging from 0%-120% of target. No annual cash bonuses were paid to our named executive officers in respect of 2022 performance.
The actual annual cash bonuses awarded to each named executive officer for 2022 performance are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation”.
Equity Compensation
Each of our named executive officers currently hold stock options granted under the 2017 Plan and the 2021 Plan.
Stock options granted to Messrs. Simpson and Gingiss under the 2017 Plan and 2021 Plan generally vest and become exercisable as to 25% of the underlying shares on the first anniversary of the vesting commencement date and thereafter as to 1/12th of the underlying shares on each quarterly anniversary of the vesting commencement date, subject to continued service through the applicable vesting date.
The vesting of stock options under the 2017 Plan will accelerate in full in the event of a termination of employment by the Company without “cause” within 24 months following a “change in control” (each such term as defined in the 2017 Plan). The Closing did not constitute a change in control for purposes of any outstanding equity awards under the 2017 Plan.
In connection with the Closing, we adopted the 2021 Plan in order to facilitate the grant of cash and equity incentives to our directors, employees and consultants of the Company, employees of its subsidiaries and other eligible consultants and to enable us and certain of our subsidiaries and affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The 2021 Plan became effective on the date immediately preceding the Closing.
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
On July 28, 2022, the compensation committee of our board of directors approved the grant of time-vesting RSU awards to each of our named executive officers covering 100,000 shares to each of Messrs. Simpson and Gingiss). The RSU awards vest as to 25% of the RSUs on each six-month anniversary of the grant date, subject to continued employment on the applicable vesting date.
Other Elements of Compensation
Retirement Plans
We maintain a 401(k) for our employees, including the named executive officers, who satisfy certain eligibility requirements. Our named executive officers will be eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2022, we made safe harbor and discretionary matching contributions, in respect of contributions made by participants in the 401(k) plan, up to a specified percentage of employee contributions, including on behalf of the named executive officers. These safe harbor and discretionary matching contributions are fully vested as of the date on which the contribution is made.
Employee Benefits and Perquisites
Health/Welfare Plans.  In 2022, the named executive officers participated in our health and welfare plans, including:
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
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

		Option Awards (1)						Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Dan Hart	N/A	281,491	—	563,826	(3)	4.41	November 20, 2027	—	—
	May 23, 2019	331,615	47,374	—		4.01	May 23, 2029	—	—
	N/A	378,989	—	378,989	(4)	3.85	November 20, 2027	—	—
	March 13, 2017 (5)	1,768,617	—	—		3.85	November 20, 2027	—	—
	December 29, 2021 (6)	410,174	410,175	—		6.83	December 29, 2031	—	—
Jim Simpson	November 2, 2020	46,886	46,886	—		4.41	November 2, 2030	—	—
	January 4, 2022 (7)	—	164,070	—		6.83	January 4, 2032	—	—
	July 28, 2022 (8)	—	—	—		—	—	100,000	185,000
Tony Gingiss(9)	January 28, 2021	32,820	42,198	—		4.41	January 1, 2028	—	—
	January 4, 2022 (7)	—	164,070	—		6.83	January 4, 2032	—	—
	July 28, 2022 (8)	—	—	—		—	—	100,000	185,000
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
(2)For restricted stock units, this value is based upon the closing sale price of the Company’s common stock on December 30, 2022, of $1.85.
(3)This stock option vested as to 33.3% of the shares underlying the stock option on December 31, 2021 and the remaining 66.7% of the shares underlying stock option vest on the multiple launch success date (as defined above), subject to continued service through the applicable vesting date; provided that the stock option award will vest in full upon termination of service by the Company without “cause” within 24 months following a “change in control” (each as defined in the 2017 Plan).
(4)This stock option award vested as to 50% of the shares underlying the stock option upon the first commercial launch (as defined above) and the remaining 50% of the shares underlying the stock option will vest on the multiple launch success date (as defined above), subject to continued service through the applicable vesting date; provided that the stock option award will vest in full upon a termination of service by the Company without “cause” within 24 months following a “change in control” (each as defined in the 2017 Plan).

(5)This stock option vests and becomes exercisable as to 25% of the shares underlying the stock option on the one year anniversary of the vesting commencement date and thereafter as to 1/8th of the shares underlying the stock option on each six-month anniversary of the vesting commencement date, subject to continued service through the applicable vesting date; provided that the stock option will vest in full upon a termination by the Company without “cause” within 24 months following a “change in control” (each as defined in the 2017 Plan).
(6)This stock option vests and becomes exercisable as to 25% of the shares underlying the stock option on the one year anniversary of the Closing and thereafter as to 12.5% of the shares underlying the stock option on each successive six-month anniversary of the Closing, subject to continued service through the applicable vesting date; provided that the stock option will vest in full upon a termination by the Company without “cause” or resignation by Mr. Hart for “good reason”, each as defined in his existing employment agreement, subject to Mr. Hart’s timely execution and on-revocation of a general release of claims.
(7)This stock option vests and becomes exercisable as to 25% of the shares underlying the stock option on the one year anniversary of the vesting commencement date and thereafter as to 1/12th of the shares underlying the stock option on each quarterly anniversary of the vesting commencement date, subject to continued employment or service through the applicable vesting date.
(8)This RSU award vests as to 25% of the RSUs subject thereto on each six month anniversary of the vesting commencement date, subject to continued employment through the applicable vesting date.
(9)Mr. Gingiss’ unvested equity awards were forfeited in connection with his departure effective April 3, 2023.
Executive Compensation Arrangements
Dan Hart Employment Agreement
On February 13, 2017, Dan Hart entered into an employment agreement, which was amended effective June 1, 2021, to serve as President. Mr. Hart was appointed as Chief Executive Officer on July 3, 2017. Mr. Hart’s employment pursuant to the agreement will continue until terminated in accordance with the terms of the agreement.
Pursuant to the employment agreement, Mr. Hart’s initial base salary was $380,000 per year (in 2022, it was $500,000); in addition, he is eligible to receive an annual performance bonus targeted at a percentage of his base salary (initially Mr. Hart’s annual performance bonus was targeted at up to 50% of his base salary; in 2020 Mr. Hart’s annual performance bonus was targeted at 75% of his base salary and, in connection with the Closing, it was increased to 100% for 2022), to be paid based on the achievement of company and individual performance goals, subject to Mr. Hart’s employment through the payment date.
The employment agreement, as amended, provides that Mr. Hart will be eligible to receive a one-time cash bonus equal to $500,000 following the fifth successful revenue generating deployment of a satellite by the company’s small-satellite launch system into its intended orbit, subject to his continued employment.
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
Under his employment agreement, if Mr. Hart’s employment is terminated by us without “cause” or due to his resignation for “good reason”, then, subject to his timely execution and non-revocation of a general release of claims, return of Company materials and continued compliance with restrictive covenants, he will be entitled to receive (i) continued payment of his base salary for a period of 12 months, and (ii) any reimbursements for expenses previously incurred, and (iii) provided that he timely elects COBRA, an amount equal to his COBRA premiums until the earlier to occur of (a) the 6-month anniversary of his termination date or (b) the date on which he receives health benefits from another employer.
Mr. Hart’s employment agreement contains customary confidentiality, non-solicitation and intellectual property assignment provisions.
None of our other named executive officers are employed or compensated pursuant to any employment arrangements.

Non-Employee Director Compensation
The following table sets forth information regarding the compensation paid to our non-employee directors for the year ended December 31, 2022:

Name	Fees Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Susan Helms	57,000	175,010	232,010
Evan Lovell	—	—	—
George N. Mattson	—	—	—
Katharina McFarland	57,115	175,010	232,125
Abdulla Shadid	—	—	—
Gregory L. Summe	—	—	—
____________
(1)Amounts represent the annual retainer paid to each of Susan Helms and Katharina McFarland pursuant to the Director Compensation Program (defined below) for service on our board in 2022.
(2)Amounts reflect the full grant-date fair value of stock awards granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to our directors in Note 14 in our consolidated financial statements included in this Annual Report. The table below shows the aggregate numbers of RSU awards held as of December 31, 2022 by each director.

Name	Restricted Stock Units Outstanding at Fiscal year End
Susan Helms	37,095
Evan Lovell	—
George N. Mattson	—
Katharina McFarland	37,095
Abdulla Shadid	—
Gregory L. Summe	—
We maintain a compensation program for certain of our non-employee directors that consists of annual retainer fees and long-term equity awards (the “Director Compensation Program”).
The Director Compensation Program consists of the following components:
Cash Compensation
•Annual Retainer: $60,000
•Annual Committee Chair Retainer:
•Audit: $20,000
•Compensation: $10,000
•Nominating and Corporate Governance: $10,000
•Safety: $10,000
•Annual Committee Member (Non-Chair) Retainer:
•Audit: $10,000
•Compensation: $5,000
•Nominating and Corporate Governance: $5,000
•Safety: $5,000

The annual cash retainer is paid in quarterly installments in arrears, and is pro-rated for any partial calendar quarter of service.
Equity Compensation
•Initial grant to each eligible director who is initially elected or appointed to serve on our board of directors after the Closing: restricted stock unit award with an aggregate value of $75,000, which will vest as to one-third of the shares subject to the award on each anniversary of the grant date, subject to continued service (each, an “Initial Director RSU Grant”).
•Annual grant to each eligible director who is serving on our board of directors as of the date of the annual stockholders’ meeting beginning with calendar year 2022: restricted stock unit award with an aggregate value of $100,000, which will vest in full on the earlier of the one-year anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service (each, an “Annual Director RSU Grant”).
In addition, each equity award granted to the eligible directors under the Director Compensation Program will vest in full immediately prior to the occurrence of a change in control (as defined in the 2021 Plan).
On April 11, 2022, each of our non-employee directors received an Initial Director RSU Grant in the amount of $75,008 and on August 30, 2022, each of our non-employee board of directors also received an Annual Director RSU Grant in the amount of $100,002.
Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.

Independent Director Agreements

In connection with the appointment of Mr. Carr to the Board, effective March 31, 2023, Mr. Carr entered into an agreement (the “Carr Agreement”), pursuant to which Mr. Carr has agreed to serve as an independent director on the Board. The Carr Agreement provides for a fixed monthly cash fee of $45,000. The monthly cash fee is thereafter payable on the first of each month thereafter. This compensation is in lieu of the compensation Mr. Carr would otherwise be eligible to receive under the Director Compensation Program.

In connection with the appointment of Ms. Frizzley to the Board, effective March 31, 2023, Ms. Frizzley and the Company entered into an agreement (the “Frizzley Agreement”), pursuant to which Ms. Frizzley has agreed to serve as an independent director on the Board. The Frizzley Agreement provides for provides for a fixed monthly cash fee of $45,000. This compensation is in lieu of the compensation Ms. Frizzley would otherwise be eligible to receive under the Director Compensation Program.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	15,876,220	(2)	4.90	(3)	—
Equity compensation plans not approved by security holders	—		—		—
Total	15,876,220		4.90		—	(4)
_____________________
(1)Consists of the Amended and Restated 2017 Incentive Stock Plan (the “2017 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
(2)Includes 2,131,099 outstanding options to purchase stock under the Plan, 4,921,645 outstanding options to purchase stock under the 2021 Plan and 3,837,290 outstanding RSUs under the 2021 Plan.
(3)As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2017 Plan and 2021 Plan was $4.90. The weighted-average exercise price does not take RSU awards into account.

(4)Includes 39,761,861 shares available for future issuance under the 2021 Plan and 6,599,050 shares available for issuance under the 2021 ESPP, of which 6,599,050 shares were eligible to be purchased during the offering period in effect on December 31, 2022. As of December 29, 2021, in connection with the Closing, and adoption of the 2021 Plan, the 2017 Plan was terminated and no further awards may be granted thereunder. The 2021 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors. The 2021 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 50,000,000 shares of our common stock may be issued under the 2021 ESPP.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of common stock by:
•    each person who is known to be the beneficial owner of more than 5% of shares of common stock;
•    each of Virgin Orbit’s current named executive officers and directors; and
•    all current executive officers and directors of Virgin Orbit as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 4, 2023. The beneficial ownership of our voting securities is based on 392,524,323 shares of our common stock issued and outstanding as of April 4, 2023. Each share of our common stock is entitled to one vote on any matter presented to stockholders.
Unless otherwise indicated, Virgin Orbit believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.
The table below does not take into account changes and restrictions that may apply following the commencement of the Chapter 11 Cases.

Name and Address of Beneficial Owner(1)	Shares	%
5% Holders
Virgin Investments Limited(2)	252,126,308	64.2%
Fifteenth Investment Company LLC(3)	60,175,111	15.3%
YA II PN, Ltd. (4)	37,404,429	9.5%

Directors and Named Executive Officers
Dan Hart(5)	3,192,035	*
Jim Simpson(6)	147,392	*
Tony Gingiss(7)	130,981	*
Susan Helms(10)	37,095	*
Evan Lovell	—	—
George N. Mattson(8)	6,843,128	1.7%
Katharina McFarland(11)	48,088	*
Abdulla Shadid	—	—
Gregory L. Summe(9)	6,845,111	1.7%
Alan J. Carr(13)	—	—%
Jill Frizzley(13)	—	—%
All Virgin Orbit directors and executive officers as a group (twelve individuals)(12)	17,605,317	4.5%
_______________________
*Less than one percent
(1)Unless otherwise noted, the business address of each of those listed in the table above is 4022 East Conant Street, Long Beach, CA 90808, United States.

(2)Based on a Schedule 13D/A filed with the SEC on April 3, 2023, each of VIL, Virgin Group Investments, LLC (“Virgin Group”), Corvina Holdings Limited (“Corvina”) and Sir Richard Branson has shared voting and shared dispositive power over 252,126,308 shares of our common stock. VIL is wholly owned by Virgin Group Investments LLC, whose sole managing member is Corvina, which is wholly owned by Virgin Group. Virgin Group is owned by Sir Richard Branson, and he has the ability to appoint and remove the management of Virgin Group and, as such, may indirectly control the decisions of Virgin Group, regarding the voting and disposition of securities held by Virgin Group. Therefore, Sir Richard Branson may be deemed to have indirect beneficial ownership of the shares held by Virgin Group. The address of VIL, Virgin Group Investments LLC, Corvina Holdings Limited and Virgin Group is Craigmuir Chambers, Road Town, Tortola, VG1110, British Virgin Islands. The address of Sir Richard Branson is Branson Villa, Necker Beach Estate, Necker Island, VG1150, British Virgin Islands.
(3)Based on a Schedule 13D filed with the SEC on January 10, 2022, each of Mubadala, Fifteenth and Mamoura Diversified Global Holding PJSC (“Mamoura”), has shared voting and shares dispositive power over 60,175,111 shares of our common stock. Fifteenth is directly or indirectly wholly-owned by Mamoura, a public joint stock company established under the laws of the Emirate of Abu Dhabi. Mamoura is a wholly-owned subsidiary of Mubadala, which is a public joint stock company established under the laws of the Emirate of Abu Dhabi and which is wholly-owned by the Government of Abu Dhabi. The address of the principal office of Fifteenth is Mamoura A, Muroor Street, Abu Dhabi, United Arab Emirates. The address of the principal office of Mamoura and Mubadala is P.O. Box 45005, Abu Dhabi, United Arab Emirates.
(4)Based on a Schedule 13D/A filed with the SEC on January 3, 2023, each of YA II PN, Ltd. (“YA II”), YA Global Investments II (U.S.), LP (the “YA Feeder”), Yorkville Advisors Global, LP (the “YA Advisor”), Yorkville Advisors Global II, LLC (the “YA Advisor GP”), YAII GP, LP (the “YA GP”), YAII GP II, LLC (the “Yorkville GP”) and Mark Angelo each have shared voting and shared dispositive power over 37,404,429 shares of our common stock that YA II has the right to acquire within 60 days as of the date of such filing pursuant to the Standby Equity Purchase Agreement with us dated March 28, 2022. Under the terms of the Standby Equity Purchase Agreement, we are prohibited from selling shares to YA II to the extent that it would cause the aggregate number of shares of common stock beneficially owned by YA II and its affiliates to exceed 9.99% of our outstanding common stock. YA II is beneficially owned by the YA Feeder. The YA Advisor is the investment manager to YA II. The YA Advisor GP is the general partner to the YA Advisor. The YA GP is the general partner to the YA Feeder. The Yorkville GP is the general partner to the YA GP. Mark Angelo makes the investment decisions on behalf of YA II. Accordingly, each of YA II, YA Feeder, the YA Advisor, the YA Advisor GP, the YA GP, the Yorkville GP and Mark Angelo may be deemed affiliates and therefore may be deemed to beneficially own the same number of shares of common stock. The business address of the YA II PN Reporting Persons is 1012 Springfield Ave., Mountainside, NJ 07092.
(5)Consists of (i) 3,192,035 shares of common stock issuable pursuant to outstanding stock options held by Mr. Hart that are exercisable or vested within 60 days of April 4, 2023
(6)Consists of (i) 134,878 shares of common stock issuable pursuant to outstanding stock options held by Mr. Simpson that are exercisable or vested within 60 days of April 4, 2023, and (ii) of 12,514 shares of common stock that were issued to Mr. Simpson upon vesting of RSUs on January 28, 2023.
(7)Consists of (i) 118,468 of shares of common stock issuable pursuant to outstanding stock options held by Mr. Gingiss that are exercisable or vested within 60 days of April 4, 2023., and (ii) of 12,513 shares of common stock that were issued to Mr. Gingiss upon vesting of RSUs on January 28, 2023. Mr. Gingiss’ unvested equity awards were forfeited in connection with his departure effective April 3, 2023.
(8)Consists of (i) 3,646,840 shares of common stock and (ii) 2,804,763 Warrants held by NGAC GNM Feeder II LLC. Mr. Mattson may be deemed to beneficially own securities held by NGAC GNM Feeder II LLC. Mr. Mattson may be deemed to beneficially own securities held by NGAC GNM Feeder II LLC by virtue of his control over NGAC GNM Feeder II LLC. Other than Mr. Mattson, no member of NGAC GNM Feeder II LLC exercises voting or dispositive control over any of the common stock or Warrants held by NGAC GNM Feeder II LLC. The address of the entities and individuals mentioned in this footnote is 2255 Glades Road, Suite 324A, Boca Raton, FL 33431, United States.
(9)Includes (i) 3,648,823 shares of common stock and (ii) 2,806,288 Warrants held by the Gregory L. Summe Irrevocable Trust 2008. Mr. Summe may be deemed to beneficially own securities held by the Gregory L. Summe Irrevocable Trust 2008 by virtue of Susan Summe’s control over the Gregory L. Summe Irrevocable Trust 2008. Mrs. Summe is Mr. Summe’s spouse. Other than Mrs. Summe, no member of the Gregory L. Summe Irrevocable Trust 2008 exercises voting or dispositive control over any of the common stock or Warrants held by the Gregory L. Summe Irrevocable Trust 2008. The address of the entities and individuals mentioned in this footnote is 2255 Glades Road, Suite 324A, Boca Raton, FL 33431, United States.
(10)Consists of 2,703 shares of common stock that were issued to Ms. Helms on December 29, 2022.
(11)Consists of 2,703 shares of common stock that were issued to Ms. McFarland on December 29, 2022
(12)Consists of (i) 8,221,161 shares of common stock, (ii) 5,612,576 Warrants, and (iii) 3,771,580 shares of common stock issuable pursuant to outstanding stock options that are exercisable or vested within 60 days of April 4, 2023. Does not include any beneficial ownership data for Mr. Gingiss, whose employment terminated on April 3, 2023.
(13)Mr. Carr and Ms. Frizzley were appointed to the Board of Directors effective March 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
NextGen Acquisition Corp. II, prior to the Business Combination
Founder Shares
In January 2021, the NextGen Sponsor purchased 11,500,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.0022 per share (the “founder shares”). The NextGen Sponsor effected a surrender of 1,437,500 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 11,500,000 to 10,062,500. The NextGen Sponsor also agreed to forfeit up to an aggregate of 1,312,500 founder shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters of NextGen’s initial public offering, so that the founder shares will represent 20% of NextGen’s issued and outstanding shares after NextGen’s initial public offering. On April 13, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 3,259,457 NextGen units and forfeited the remaining option; thus, an aggregate of 497,636 shares of founder shares were forfeited accordingly.
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
In connection with the business combination, upon the Domestication, 8,799,864 founder shares converted automatically, on a one-for-one basis, into shares of our common stock, after giving effect to the forfeiture of 765,000 Class B ordinary shares of NextGen by the NextGen Sponsor in connection with the Closing.
Private Placement Warrants
Simultaneously with the consummation of the initial public offering of NextGen, the NextGen Sponsor purchased 6,333,333 warrants to purchase one Class A ordinary share at an exercise price of $11.50 (the “private placement warrants”) at a price of $1.50 per warrant, or $9.5 million in the aggregate, in a private placement. On April 9, 2021, the underwriters partially exercised the over-allotment option and on April 13, 2021, simultaneously with the closing of the over-allotment, NextGen consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 434,594 private placement warrants by the NextGen Sponsor, generating gross proceeds to the Company of $651,891. Each private placement warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was placed in the trust account of NextGen. The private placement warrants may not be redeemed by us so long as they are held by the NextGen Sponsor or its permitted transferees. If the private placement warrants are held by holders other than the NextGen Sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold as part of the initial public offering of NextGen. The NextGen Sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis.
The private placement warrants are identical to the warrants included in the units sold in the initial public offering of NextGen except that the private placement warrants: (i) are not redeemable by NextGen, (ii) may be exercised for cash or on a cashless basis so long as they are held by the NextGen Sponsor or any of its permitted transferees and (iii) are entitled to registration rights (including the ordinary shares issuable upon exercise of the private placement warrants). Additionally, the purchasers have agreed not to transfer, assign or sell any of the private placement warrants, including the Class A ordinary shares issuable upon exercise of the private placement warrants (except to certain permitted transferees), until 30 days after the completion of NextGen’s initial business combination.
In connection with the business combination, upon the Domestication, each of the 6,767,927 private placement warrants converted automatically into a warrant to acquire one share of our common stock pursuant to the Warrant Agreement.
Sponsor Support Agreement
In connection with the execution of the Merger Agreement, NextGen entered into a sponsor support agreement, with the NextGen Sponsor and certain NextGen sponsors (the “Sponsor Parties”) and Virgin Orbit. Pursuant to the Sponsor Support Agreement, the NextGen Sponsor and the Sponsor Parties agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement.
The NextGen Sponsor and the Sponsor Parties also agreed not to (a) sell or otherwise dispose of, or agree to sell or dispose of, directly or indirectly, any shares of Virgin Orbit common stock or other capital stock of Virgin Orbit or any shares of Virgin Orbit common stock issuable upon the exercise of options, warrants or other convertible securities to purchase shares of Virgin Orbit common stock (“Lock-up Shares”) held by the NextGen Sponsor and the Sponsor Parties immediately after the Closing, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such Lock-up Shares, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b), for the Lock-up Period, subject to certain exceptions. The “Lock-up Period” means (x) for 25% of the Lock-up Shares, 180 days after the Closing (the “180 Day Lock-up Period”), (y) for 25% of the Lock-up Shares, 18 months after the Closing and (z) for 50% of the Lock-up Shares, 24 months after the Closing. If (i) at least 120 days have elapsed since the Closing and (ii) the 180 Day Lock-up Period is scheduled to end during a blackout period or within five trading days prior to a blackout period, the 180 Day Lock-up Period will end ten trading days before the start of the blackout period, subject to certain conditions. The Sponsor Support Agreement will terminate upon the earliest of (i) the termination of the Merger Agreement, (ii) a change of control of Virgin Orbit following the Closing and (iii) the latest to occur of (A) the expiration of the Lock-up Period and (B) the earlier to occur of (I) the occurrence of an Earnback Triggering Event during the Earnback Period and (II) the fifth anniversary of the Closing Date.
In addition, the NextGen Sponsor has agreed that the Sponsor Earnback Shares and the Sponsor Earnback Warrants (together, the “Sponsor Earnback Securities”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the Earnback Period, (i) Earnback Triggering Event I occurs, (ii) Earnback Triggering Event II occurs or (iii) there is a change of control of Virgin Orbit that results in the holders of Virgin Orbit common stock receiving a price per share equal to, or in excess of, the applicable vesting price per share for the Earnback Triggering Events. Any NextGen Sponsor Earnback Securities that remain unvested after the fifth anniversary of the Closing will be forfeited.
Registration Rights Agreement
On December 29, 2021, in connection with the Closing and as contemplated by the Merger Agreement, Virgin Orbit, the NextGen Sponsor and certain former stockholders of Virgin Orbit entered into the Registration Rights Agreement. Following the post-Closing Distribution of Virgin Orbit common stock by Vieco 10 to VIL and Fifteenth, VIL and Fifteenth entered into joinders to the Registration Rights Agreement, each as a VO Holder and a Holder (each as defined in the Registration Rights Agreement) thereunder.
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
Virgin Orbit
Stockholders’ Agreement
Pursuant to the Stockholders’ Agreement, among other things, VIL also has certain approval rights with respect to significant corporate transactions as contemplated thereby (subject to certain ownership thresholds with respect to our voting securities), which will require the prior written consent of VIL before any such action is taken by us or any of our subsidiaries, in each case, in accordance with the terms and subject to the conditions contemplated by the Stockholders’ Agreement.
Pursuant to the Stockholders’ Agreement, the approval rights include:
For so long as VIL is entitled to designate two directors to our Board under the Stockholders’ Agreement, in addition to any vote or consent of our stockholders or our Board as required by law, we must obtain the prior written consent of VIL to engage in:
•any business combination or similar transaction;
•amendment of the terms of the Stockholders’ Agreement or the Registration Rights Agreement;
•a liquidation or related transaction; or
•an issuance of capital stock in excess of 5% of our then issued and outstanding shares, other than issuances upon the exercise of options in accordance with their respective terms.
For so long as VIL is entitled to designate three directors to our Board under the Stockholders’ Agreement, in addition to any vote or consent of our stockholders or our Board as required by law, we must obtain the prior written consent of VIL to engage in:
•a business combination or similar transaction having a fair market value of $10.0 million or more;
•a non‑ordinary course sale of assets or equity interest having a fair market value of $10.0 million or more;
•a non‑ordinary course acquisition of any business or assets having a fair market value of $10.0 million or more;
•an acquisition of equity interests having a fair market value of $10.0 million or more;
•approval of any non‑ordinary course investment having a fair market value of $10.0 million or more, other than any investment expressly contemplated by our annual operating budget then in effect;
•an issuance or sale of any of our capital stock, other than an issuance of shares of capital stock upon the exercise of options to purchase shares of capital stock;
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
•a liquidation or similar transaction;
•transactions with any interested stockholder pursuant to Item 404 of Regulation S‑K;
•increasing or decreasing the size of our Board; or
•engaging of any professional advisors for any of the foregoing matters listed in this section.
Convertible Notes with VIL
We issued and sold to VIL a $25.0 million convertible note on November 4, 2022 (the “November 2022 VIL Convertible Note”), a $20.0 million convertible note on December 19, 2022 (the “December 2022 VIL Convertible Note”), a $10.0 million convertible note on January 30, 2023 (the “January 2023 VIL Convertible Note”), a $5.0 million note on February 28, 2023 (the “February 2023 VIL Convertible Note”) and a $10.9 million convertible note on March 30, 2023 (the “March 2023 VIL Convertible Note” and together with the November 2022 VIL Convertible Note, the December 2022 VIL Convertible Note, the January 2023 VIL Convertible Note and February 2023 VIL Convertible Note, the “VIL Convertible Notes”). The VIL Convertible Notes are convertible into shares of our common stock or other Qualified Securities (as defined below), subject to certain conditions and limitations set forth in the VIL Convertible Notes. Each VIL Convertible Note was sold pursuant to a subscription agreement between us, VIL and our domestic subsidiaries (the “Guarantors”) named therein that are jointly and severally guaranteeing our obligations under the VIL Convertible Notes. As of the date of this Annual Report on Form 10-K, no principal or interest has been repaid on any of the VIL Convertible Notes. Please refer to Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further detail.
Trademark License Agreement and Debrand Agreement
On August 22, 2021, and in connection with the execution of the Merger Agreement, Virgin Orbit, LLC, VEL and NextGen agreed that the trademark license agreement with VEL would, effective on the Closing, be amended and restated and novated to Virgin Orbit, in order for Virgin Orbit to continue to have these rights following the Closing. Pursuant to the Amended TMLA, Virgin Orbit had certain exclusive and non-exclusive rights to use the “Virgin Orbit” name and brand and the Virgin signature logo, subject to certain reserved rights and pre-existing licenses granted by VEL to third parties. In addition, for the term of the Amended TMLA, to the extent the Virgin Group does not otherwise have a right to place a director on the Virgin Orbit Board, such as VIL’s right to designate directors to the Virgin Orbit Board under the Stockholders’ Agreement, under the Amended TMLA, Virgin Orbit agreed to provide VEL with the right to appoint one director to the Virgin Orbit Board (provided the designee is qualified to serve on the Virgin Orbit Board under all applicable corporate governance policies and regulatory and Nasdaq requirements).
The TMLA was terminated on April 2, 2023 pursuant to the Debrand Agreement under which we agreed with VEL to carry out a debranding plan with respect to the marks, rights and other matters subject to the TMLA. Please refer to Part I, Item 1. Business –Trademark License Agreement and Debrand Agreement for further detail.
DIP Credit Agreement
Subject to the approval of the Bankruptcy Court, the Debtors expect to enter into the DIP Credit Agreement with VIL. Please refer to Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources for further detail.
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

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185
The table below sets forth the aggregate fees billed to us by KPMG in each of the years ended December 31, 2022 and 2021.

	2022	2021(4)	2021(5)
Audit Fees(1)	$1,230	$650	$1,136
Audit Related Fees(2)	—	—	49
Tax Fees (3)	69	—	203
All Other Fees	—	—	—
Total	$1,299	$650	$1,388
__________
*Less than one percent

(1)Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.
(2)Audit-Related Fees consist of fees billed for services involving due diligence performed in connection with NextGen’s engagement entered into prior to the Virgin Orbit Business Combination.
(3)Tax Fees consisted of fees for tax consulting and compliance services.
(4)Represents fees billed for services for the period from December 30, 2021 through December 31, 2021 following the Closing. Audit Fees include the 2021 audit of our consolidated financial statements for approximately $650,000.
(5)Represents fees billed for services for the period from January 1, 2021 through December 29, 2021 prior to the Virgin Orbit Business Combination. Audit Fees represent KPMG LLP fees related to Vieco USA’s 2021 quarterly review procedures and prior year PCAOB audit procedures of $390,000, and fees related to registration statements of $625,400. NextGen incurred audit fees from Marcum, LLP associated with the Virgin Orbit Business Combination of approximately $120,300 and audit-related fees of approximately $49,000 for financial due diligence associated with the Virgin Orbit Business Combination. Tax fees consisted of tax due diligence associated with the Virgin Orbit Business Combination to KPMG LLP of approximately $183,000 related to Vieco USA and approximately $21,000 for Marcum, LLP related to NextGen.
Pre-Approval Policies and Procedures
The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.
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
Following the Closing, all of the services listed in the table above were preapproved by our audit committee.

Part IV
Item 15.     Exhibits and Financial Statement Schedules
The following documents are filed as part of this Report:
(1)    Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.
(2)    Financial Statement Schedules. None.
(3)    Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report.

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
4.5
Convertible Note, dated November 4, 2022, by and between the Registrant, guarantors named therein and Virgin Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

4.6
Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

4.7
Convertible Debenture, dated June 29, 2022, issued to YA II PN, Ltd by Virgin Orbit Holdings, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2022).

4.8
Senior Secured Convertible Note, dated December 19, 2022, by and between the Registrant, guarantors named therein and Virgin Investments Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2022).

4.9
Senior Secured Convertible Note, dated January 30, 2023, by and between the Registrant, guarantors named therein and Virgin Investments Limited (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2023).

4.10*	Senior Secured Convertible Note, dated February 28, 2023, by and between the Registrant and Virgin Investments Limited.
4.11
Amendment No. 1, dated March 22, 2023, to Convertible Debenture between Virgin Orbit Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 28, 2023).

4.12
Senior Secured Convertible Note, dated March 30, 2023, between Virgin Orbit Holdings, Inc. and Virgin Investments Limited (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2023).

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

10.8†+
Subscription Agreement, dated as of December 28, 2021, by and between the Registrant and Virgin Investments Limited (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022).

10.9#	Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).
10.10#
Employment Agreement by and between Virgin Orbit, LLC (f/k/a LauncherOne, LLC) and Dan Hart, dated February 13, 2017, as amended, effective June 1, 2021 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

10.11#	Virgin Orbit Holdings, Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
10.11(a)#
Form of Stock Option Agreement under the Virgin Orbit Holdings, Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.12#	Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
10.12(a)#
Form of Stock Option Agreement under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.9(a) to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

10.12(b)#
Stock Option Agreement, by and between the Company and Daniel Hart under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.13(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.12(c)#
Form of Restricted Stock Unit Agreement under the Virgin Orbit Holdings, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).

10.13#	Virgin Orbit Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on January 5, 2022).
10.14^
Deed of Novation, Amendment and Restatement, dated August 22, 2021, by and among Virgin Enterprises Limited, Virgin Orbit, LLC and NextGen Acquisition Corp. II (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.15^
Amended and restated trademark license agreement in the form attached as an annex to the Deed of Novation, Amendment and Restatement entered into by and among Virgin Enterprises Limited, Virgin Orbit, LLC and the Registrant, dated August 22, 2021 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-259574) filed on September 16, 2021).

10.16†
Standby Equity Purchase Agreement, dated March 28, 2022 by and between the Registrant and YA II PN, Ltd. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2021).

Exhibit No.	Description
10.17†
Securities Purchase Agreement, dated June 28, 2022, between Virgin Orbit Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2022).

10.18
Registration Rights Agreement, dated June 28, 2022, between Virgin Orbit Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2022).

10.19
Subscription Agreement, dated November 4, 2022, by and between the Registrant, guarantors named therein and Virgin Investments Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.20
Subscription Agreement, dated December 19, 2022, by and between the Registrant, guarantors named therein and Virgin Investments Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2022).

10.21
Subscription Agreement, dated January 30, 2023, by and between the Registrant, guarantors named therein and Virgin Investments Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2023).

10.22
Security Agreement, dated January 30, 2023, by and between the Registrant, guarantors named therein and Virgin Investments Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2023)

10.23*	Subscription Agreement, dated February 28, 2023, by and between the Registrant and Virgin Investments Limited
10.24*	Note Amendment, dated February 28, 2023, by and between the Registrant, guarantors named therein and Virgin Investments Limited.
10.25#	Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 20, 2023).
10.26†
Subscription Agreement, dated March 30, 2023, between Virgin Orbit Holdings, Inc. and Virgin Investments Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2023).

10.27†	Form of Debtor-in-Possession Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2023).
10.28†	Independent Director Agreement between the Company and Alan Carr (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2023).
10.29†	Independent Director Agreement between the Company and Jill Frizzley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2023).
10.30†
Termination and Debrand Agreement between the Company and Virgin Enterprises Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2023).

21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

VIRGIN ORBIT HOLDINGS, INC.

Date:	April 17, 2023	By:	/s/ Daniel Hart
		Name:	Daniel Hart
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	April 17, 2023	By:	/s/ Brita O’Rear
		Name:	Brita O’Rear
		Title:	Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Hart	Chief Executive Officer and Director	April 17, 2023
Daniel Hart	(Principal Executive Officer)

/s/ Brita O’Rear	Chief Financial Officer	April 17, 2023
Brita O’Rear	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Susan Helms	Director	April 17, 2023
Susan Helms

/s/ Evan Lovell	Chairman of the Board	April 17, 2023
Evan Lovell

/s/ George N. Mattson	Director	April 17, 2023
George N. Mattson

/s/ Katharina McFarland	Director	April 17, 2023
Katharina McFarland

/s/ Abdulla Shadid	Director	April 17, 2023
Abdulla Shadid

/s/ Gregory L. Summe	Director	April 17, 2023
Gregory L. Summe

/s/ Alan J. Carr	Director	April 17, 2023
Alan J. Carr

/s/ Jill Frizzley	Director	April 17, 2023
Jill Frizzley

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Virgin Orbit Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Virgin Orbit Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Los Angeles, California
April 17, 2023

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except for per share data)

	As of
	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$51,199	$194,154
Restricted cash	2,231	828
Accounts receivable, net	389	2,080
Contract assets	464	3,077
Inventory	77,062	33,927
Due from related party	—	—
Prepaid expenses and other current assets	15,847	4,712
Total current assets	147,192	238,778
Property, plant and equipment, net	71,331	61,425
Right-of-use assets	14,539	14,685
Investments	6,812	13,498
Other non-current assets	930	3,354
Total assets	$240,804	$331,740

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$21,926	$10,334
Current portion of lease obligation	1,752	1,642
Current portion of provision for contract losses	11,775	—
Current portion of convertible debt	39,865	—
Accrued liabilities	24,972	23,790
Deferred revenue	20,414	12,150
Due to related party	718	42
Total current liabilities	121,422	47,958
Lease obligation, net of current portion	14,355	14,078
Deferred revenue, net of current portion	14,187	28,991
Related party convertible debt, net of current portion	39,534	—
Public and private placement warrant liabilities	2,596	20,188
Other long-term liabilities	290	7,555
Total liabilities	192,384	118,770
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 337,710,003 and 334,919,914 shares issued and outstanding as of December 31, 2022 and 2021, respectively	34	34
Additional paid-in capital	1,060,117	1,033,393
Accumulated deficit	(1,011,612)	(820,454)
Accumulated other comprehensive loss	(119)	(3)
Total stockholders’ equity	48,420	212,970
Total liabilities and stockholders’ equity	$240,804	$331,740
See accompanying notes to consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for per share data)

	Years Ended December 31,
	2022	2021	2020

Revenue	$33,106	$7,385	$3,840
Cost of revenue	85,739	37,872	3,168
Gross (loss) profit	(52,633)	(30,487)	672
Selling, general and administrative expenses	120,467	92,796	43,003
Research and development expenses	43,263	48,079	137,135
Operating loss	(216,363)	(171,362)	(179,466)
Other (expense) income, net:
Change in fair value of equity investments	(7,486)	6,792	—
Change in fair value of liability classified warrants	17,592	3,749	—
Change in fair value of convertible notes	9,101	—	—
Interest expense, net	(1,326)	(24)	(4,852)
Other income	7,335	3,560	62,671
Total other income, net:	25,216	14,077	57,819
Loss before income taxes	(191,147)	(157,285)	(121,647)
Provision for income taxes	11	6	5
Net loss	(191,158)	(157,291)	(121,652)

Other comprehensive (loss) income
Foreign currency translation adjustment	(119)	137	(93)
Total comprehensive loss	$(191,277)	$(157,154)	$(121,745)

Net loss per share:
Basic and diluted	$(0.57)	$(0.55)	$(0.50)

Weighted average shares outstanding
Basic and diluted	335,586,934	287,527,234	244,163,821
See accompanying notes to consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except for per share data)

	Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
	Share	Par Value
Balance as of December 31, 2019	221,829,175	$22	$428,328	$41	$(541,511)	$(113,120)
Net loss	—	—	—	—	(121,652)	(121,652)
Stock-based compensation	—	—	3,154	—	—	3,154
Exercise of stock options	108,456	—	409	—	—	409
Advances to stock option holders	—	—	(18)	—	—	(18)
Other comprehensive loss	—	—	—	93	—	93
Parent Company contributions	44,681,954	5	149,995	—	—	150,000
Parent Company distributions	—	—	(118,488)	—	—	(118,488)
Balance as of December 31, 2020	266,619,585	$27	$463,380	$134	$(663,163)	$(199,622)
Net loss	—	—	—	—	(157,291)	(157,291)
Stock-based compensation	—	—	10,621	—	—	10,621
Exercise of stock options	963,790	—	2,807	—	—	2,807
Advances to stock option holders	—	—	18	—	—	18
Other comprehensive loss	—	—	—	(137)	—	(137)
Issuance of common stock due to Parent Company contributions	35,737,509	3	169,137	—	—	169,140
Conversion of long-term debt due to Parent Company to Parent Company non-cash contributions	—	—	235,108	—	—	235,108
Reverse recapitalization, net of transaction costs	31,599,030	4	152,322	—	—	152,326
Balance as of December 31, 2021	334,919,914	$34	$1,033,393	$(3)	$(820,454)	$212,970
Net loss	—	—	—	—	(191,158)	(191,158)
Stock-based compensation	—	—	18,636	—	—	18,636
Issuance of common stock related to stock options exercised	402,185	—	1,480	—	—	1,480
Issuance of common stock pursuant to stock-based awards	5,406	—	—	—	—	—
Issuance of common stock due to convertible note conversion	2,382,498	—	6,608	—	—	6,608
Other comprehensive loss	—	—	—	(116)	—	(116)
Balance as of December 31, 2022	337,710,003	$34	$1,060,117	$(119)	$(1,011,612)	$48,420
See accompanying notes to consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(191,158)	$(157,291)	$(121,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,721	14,433	13,975
Stock-based compensation	18,636	10,621	3,154
Inventory write-down	1,966	4,078	—
Gain on sale of fixed assets	(90)	—	—
Write-off of right-of-use assets	70	—	—
Non-cash interest on long-term debt, due to Parent Company	—	—	4,831
Non-cash investment in Sky and Space	—	(1,706)	—
Change in fair value of equity investments	9,322	(6,792)	—
Change in fair value of liability classified warrants	(17,592)	(3,749)	—
Change in fair value of convertible notes	(9,101)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,691	1,278	(1,351)
Contract assets	2,613	(3,077)	—
Inventory	(40,591)	(37,940)	(66)
Prepaid expenses and other current assets	(11,135)	(1,259)	320
Deferred transaction costs	—	—	—
Other non-current assets	2,422	(32)	(82)
Due (to) from related party, net	676	(75)	898
Accounts payable	11,591	6,639	(480)
Other long-term liabilities	(1,131)	2,142	(472)
Accrued liabilities	1,290	5,326	5,921
Deferred revenue	(11,540)	13,502	(48,090)
Other, net	53	(95)	78
Net cash used in operating activities	(219,287)	(153,997)	(143,016)
Cash flows from investing activities:
Purchase of property and equipment	(20,902)	(25,280)	(13,337)
Proceeds from sale of property and equipment	90	—	—
Proceeds from sale of investment in Arqit	2,365	—	—
Purchase of investment in Arqit	—	(5,000)	39
Net cash used in investing activities	(18,447)	(30,280)	(13,298)
Cash flows from financing activities:
Payments of finance lease obligations	(298)	(257)	(243)
Proceeds from the exercise of stock options	1,480	2,807	409
Advances to stock option holders	—	18	(18)
Contributions from Parent Company contributions	—	169,139	150,000
Parent Company distributions	—	—	(118,488)
Proceeds from YA II Convertible Debenture	50,000	—	—
Proceeds from November VIL Convertible Note	25,000	—	—
Proceeds from December VIL Convertible Note	20,000	—	—
Proceeds from reverse recapitalization	—	200,102	—
Payment of transaction costs related to reverse recapitalization	—	(19,336)	—
Net cash provided by financing activities	96,182	352,473	31,660
Net (decrease) increase in cash and cash equivalents and restricted cash	(141,552)	168,196	(124,654)
Cash and cash equivalents and restricted cash at the beginning of the period	194,982	26,786	151,440
Cash and cash equivalents and restricted cash at the end of the period	$53,430	$194,982	$26,786
See accompanying notes to consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$51,199	$194,154	$22,433
Restricted cash	2,231	828	4,353
Cash and cash equivalents and restricted cash	$53,430	$194,982	$26,786
Supplemental disclosures
Schedule for non-cash investing activities and financing activities
Conversion of long-term debt due to Parent Company to Parent Company non-cash contributions	$—	$235,108	$—
Non-cash investment in SatRev	$5,000	$—	$—
Unpaid property, plant and equipment received	$1,064	$121	$26
See accompanying notes to consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

(1)Organization and Business Operations
Virgin Orbit Holdings, Inc. (“Virgin Orbit”) and, together with, its wholly owned subsidiaries (the “Company,” “we,” “us” or “our”) are focused on the development, manufacture and related technologies of rockets for the purpose of conducting launch operations to place payloads into orbit. The Company is a vertically integrated aerospace company that provides customers with dedicated and rideshare small-satellite launch capabilities for various industries including government, research and education. We develop and manufacture our launch technology from a vertically-integrated manufacturing facility in Long Beach, California, with a testing facility in Mojave, California. As of the date of this Annual Report, we have successfully completed a total of four orbital launches since 2021, which we believe demonstrates the efficacy of our launch system, although our last launch attempt did not reach orbit. With the four completed orbital launches, we have delivered 33 satellites for commercial, civil and national security and defense customers to their desired orbits with high precision. Through our proprietary mobile launch system, we offer greater and more predictable access to space, enabling our vision of using space to drive positive and lasting change on Earth. The Company plans to conduct future commercial launches from other locations, including Cornwall in the UK.
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
On August 22, 2021, the registrant entered into a merger agreement (the “Merger Agreement”) with Pulsar Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the registrant (“Pulsar Merger Sub”), and Vieco USA, Inc. (“Vieco USA”). On December 29, 2021, as contemplated by the Merger Agreement, and following approval by the registrant’s shareholders at an extraordinary general meeting held December 28, 2021, the registrant filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the registrant was domesticated and continues as a Delaware corporation, changing its name to “Virgin Orbit Holdings, Inc.” (the “Domestication”). Virgin Investments Limited (“VIL” or “Parent Company”) is the holder of a majority of our outstanding common stock.
Upon the closing of the Business Combination (the “Closing”), holders of all issued and outstanding Vieco USA common stock received a total of 303,320,884 shares of common stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of approximately 1.250301 (the “Exchange Ratio”) and all holders of issued and outstanding as of the Closing and all holders of issued and outstanding Vieco USA options received options to purchase shares of Virgin Orbit (“Virgin Orbit Options”), covering 10,704,645 shares of common stock after giving effect to the Exchange Ratio.
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
•the forfeiture of 765,000 Class B ordinary shares beneficially held by NextGen Sponsor II LLC (“NextGen Sponsor”) prior to the Closing;
•the effectiveness of transfer restrictions and contingent forfeiture provisions of 1,319,980 Class B ordinary shares (the “Sponsor Earnback Shares”) and 1,015,190 private placement warrants (the “Sponsor Earnback Warrants”, and together with the Sponsor Earnback Shares, “Sponsor Earnback Securities”) beneficially held by NextGen Sponsor until the earnback triggering events occur when Virgin Orbit’s stock price exceeded certain predetermined levels in the post-Closing period pursuant to a letter agreement (the “Sponsor Agreement”). See Part 4. Note 13. Stockholders' Equity (Deficit) - Sponsor Earnback Securities for more information; and
•payments of $27.9 million for NextGen’s transaction costs and of $314.8 million for the redemption of NextGen’s 31,480,291 Class A ordinary shares at approximately $10.00 per share from NextGen’s trust account.
Upon Closing, the following were outstanding:
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
•public warrants to purchase 7,651,891 shares of Virgin Orbit common stock at an exercise price of $11.50 per share issued upon conversion of the outstanding NextGen warrants prior to the Closing;
•private placement warrants to purchase 6,767,927 shares of Virgin Orbit common stock at an exercise price of $11.50 per share issued upon conversion of the outstanding NextGen warrants prior to the Closing;
•warrants to purchase 500,000 shares of Virgin Orbit common stock at an exercise price of $10.00 per share issued to a third-party investor of the PIPE Investment; and
•options to purchase 10,704,645 shares of Virgin Orbit common stock Vieco USA Options at an exercise price ranging from $4.03 - $5.51 per share, prior to the Closing.
The Business Combination was accounted for as a reverse recapitalization in accordance with ASC 805, Business Combinations. Under this method of accounting, NextGen was treated as the “acquired” company for financial

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1)Organization and Business Operations (cont.)
reporting purposes. Accordingly, for accounting purposes, the financial statements of Virgin Orbit represented a continuation of the financial statements of Vieco USA with the Business Combination treated as the equivalent of Vieco USA issuing shares for the net assets of NextGen, accompanied by a recapitalization. The net assets of NextGen are stated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Closing are those of Vieco USA in future reports of Virgin Orbit. This determination was primarily based on the following:
•Vieco USA stockholders in aggregate have a relative majority of the voting power of Virgin Orbit;
•The board of directors of Virgin Orbit (the “Board”) has seven members, and Vieco USA stockholders have the right to nominate the majority of the Virgin Orbit Board;
•Vieco USA’s senior management continues to hold the senior management roles of Virgin Orbit and is responsible for the day-to-day operations;
•Virgin Orbit assumed Vieco USA’s name of business; and
•The intended strategy and operations of Virgin Orbit will continue Vieco USA’s strategy and operations to develop small-satellite launch solutions.
In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing to reflect the number of shares of Virgin Orbit’s common stock, $0.0001 par value per share, issued to Virgin Orbit’s stockholders in connection with the Closing. As such, the shares and corresponding capital amounts and earnings per share related to Vieco USA common stock Vieco USA Options prior to the Closing have been retroactively recast as shares reflecting the Exchange Ratio.
Virgin Orbit common stock and warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “VORB” and “VORBW,” respectively, on December 29, 2021.
Liquidity and Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company has not generated positive cash flows from operations or sufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally, and may not be able to raise sufficient capital to do so. We have incurred significant losses since our inception and had an accumulated deficit of $1,011.6 million as of December 31, 2022. Our cash and cash equivalents were $51.2 million and $194.2 million as of December 31, 2022 and December 31, 2021, respectively.
Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within our control as of the date the consolidated financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant

VIRGIN ORBIT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(1)Organization and Business Operations (cont.)
conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
On April 4, 2023, the Company and its domestic subsidiaries, Virgin Orbit National Systems, LLC, Vieco USA, Inc., Virgin Orbit, LLC and JACM Holdings, Inc. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors have requested that the Chapter 11 proceedings be jointly administered under the caption In re Virgin Orbit Holdings, Inc., et al. (the “Chapter 11 Cases”).
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its prepetition debt instruments.
In light of the Company's Chapter 11 Cases, the Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval as applicable, (i) implement a restructuring in a timely manner and within the milestones that have been established under the DIP Credit Agreement, which currently contemplate obtaining confirmation of a restructuring plan, and (ii) generate sufficient liquidity during the Chapter 11 Cases and following emergence from Chapter 11 to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, the Company's ability to obtain requisite support for the restructuring plan from various stakeholders, and the disruptive effects of the Chapter 11 Cases on our business and liquidity making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.
COVID-19 Pandemic
The COVID-19 pandemic continues to directly and indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances. The Company continues to monitor developments that are highly uncertain as well as the economic impact on domestic and international suppliers, customers, and markets. The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its current expected credit losses, the carrying value of the Company's intangible assets and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2022 and through the date of this report. As a result of these assessments, there were no impairments or material increases in expected credit losses or valuation allowances that impacted the Company's financial statements as of and for the years ended December 31, 2022 and December 31, 2021. However, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the financial statements in future reporting periods.
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
(c)Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Significant estimates inherent in the preparation of the consolidated financial statements include, but are not limited to, useful lives of property, plant and equipment, net, leases, income taxes including deferred tax assets and liabilities and impairment valuation, assumptions included in the valuation of the stock-based awards, assumptions included in the valuation of the Company’s common stock, contingencies, warrants, convertible notes, and contract losses for cost estimates-to-complete.
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
(f)Accounts Receivable
Accounts receivable are recorded at their net realizable value. The Company’s estimate for expected credit losses for outstanding accounts receivable are based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and the establishment of specific reserves for customers in an adverse financial condition. Adjustments are made based upon the Company’s expectations of changes in macroeconomic conditions that may impact the collectability of outstanding receivables. The Company also considers current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company reassesses the adequacy of estimated credit losses each reporting period. There was no allowance for uncollectible amounts and no write-offs as of and for the years ended December 31, 2022 and December 31, 2021. The Company does not have any off-balance sheet credit exposure related to its customers.
(g)Prepayments
Prepayments consist of prepaid rent, prepaid insurance, prepaid medical insurance, prepaid workers compensation and other general supplier prepayments.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)
(h)Inventory
Inventories are stated at the lower of cost or net realizable value. The determination of net realizable of long-term contract costs is based upon quarterly contract reviews that determine an estimate of costs to be incurred to complete all contract requirements. When actual contract costs and the estimate to complete exceed total estimated contract revenues, a loss provision will be recorded.
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
Leases are recorded in the balance sheet as right-of-use assets (“ROU assets”) and operating and finance lease obligations. ROU assets represent the Company’s right to use the underlying assets for the lease terms and lease obligations represent the Company’s obligations to make lease payments arising from the leases. ROU assets and lease obligations are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Because the Company does not generally borrow on a collateralized basis, the Company used incremental borrowing rates determined by a third-party valuation firm based on market yields for the respective lease terms.
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
(l)Long-Lived Assets
Long-lived assets consist of property, plant and equipment, net and ROU assets and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset to its carrying amount. The Company assesses impairment for asset groups, which represent a combination of assets that produce distinguishable cash flows. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There was no impairment of long-lived assets during the years ended December 31, 2022, 2021 and 2020.
Depreciation on property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the estimated useful life or lease term. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining depreciation period.
(m)Other Non-current Assets
Other non-current assets consist primarily of security deposits related to operating lease facilities.
(n)Comprehensive Loss
Comprehensive loss represents all changes in equity other than transactions with owners. The Company’s comprehensive loss consists of net loss and foreign currency translation adjustments.
(o)Revenue
The Company recognizes revenue when control of the promised goods and services is transferred to our customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company’s launch related service revenue contracts have been fixed-price contracts. To the extent actual costs vary from the cost upon which the price was negotiated, the Company will generate variable levels of profit or could incur a loss.
For promised goods, revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Launch Related Services
Small-satellite launch operations revenue is recognized for providing customer launch services. The Company’s launch service contracts generally consisting of multiple launches with each launch being allocated a fixed price and identified as distinct performance obligations. Revenue for each launch service is recognized at a point in time when the performance obligation is complete, which is typically at the point of launch. When the Company determines it is probable that costs to provide the services stipulated by the launch services agreement will exceed the allocated fixed price for each launch, the Company records a provision for the contract loss. Contract losses are recorded at the contract level and are recognized when known. To the extent

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)
the contract loss provision is less than the accumulated costs to fulfill the contracts, the Company records the provision net of inventory and net of contract assets in the consolidated balance sheets. Launch service revenue was $32.7 million, $6.0 million and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.
Engineering Services
Engineering services revenue contracts obligate the Company to provide primarily research and studies services that together are one distinct performance obligation; the delivery of engineering services. The Company elected to apply the “as-invoiced” practical expedient to such revenues, and as a result, will bypass estimating the variable transaction price. Revenue is recognized as control of the performance obligation is transferred over time to the customer. Engineering services revenue were $0.4 million, $1.4 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company began capitalizing contract costs associated with specific launch services contracts with customers as the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021. As of December 31, 2022 and December 31, 2021, the Company recorded $0.5 million and $3.1 million respectively, of contract assets in the consolidated balance sheets.
The Company has not incurred incremental costs for obtaining our contracts with customers.
Contract liabilities primarily relate to small-satellite launch operations and are recorded when cash payments are received or due in advance of performance. Cash payments for small-satellite launch services are classified as customer deposits until enforceable rights and obligations exist, when such deposits also become non-refundable. Customer deposits become non-refundable and are recorded as non-current deferred revenue following the Company’s delivery of the conditions of carriage to the customer and execution of an informed consent. Non-current deferred revenue was $14.2 million and $29.0 million as of December 31, 2022 and December 31, 2021, respectively. Current deferred revenue was $20.4 million and $12.2 million as of December 31, 2022 and December 31, 2021, respectively.
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
As of December 31, 2022, the Company has multiple launch and engineering service revenue contracts for which it expects to transfer all remaining performance obligations to the customer by the fiscal year ending December 31, 2027. The Company does not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) revenues recognized at the amount at which it has the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.
(p)Cost of Revenue
Cost of revenue related to launch services and engineering services consists of expenses related to materials and human capital, such as payroll and benefits. As the Company determined technological feasibility was reached upon the Company’s successful demo launch in January 2021, the Company began capitalizing costs for the production of the Company’s rockets, and has subsequently charged to cost of revenue the cost for rocket manufacturing including materials, labor and related mission launch costs including fuel, payroll and benefits for our launch and flight operations as well as the depreciation of the Company’s uniquely portable and reusable launch stage, Cosmic Girl (“Cosmic Girl”), facilities and equipment and other allocated overhead expenses. The costs of revenue were $85.7 million, $37.9 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
(r)Research and Development
We conduct research and development activities to develop existing and future technologies that advance our satellite launch and space solution offerings. Research and development activities include basic research, applied research, concept formulation studies, design, development and related test program activities. Costs incurred to develop our LauncherOne rockets primarily include equipment, material, labor and overhead. Costs incurred for performing test flights primarily include labor and fuel expenses for launch and flight operations. Research and development costs also include rent, maintenance, and depreciation of facilities and equipment and other allocated overhead expenses. We plan to continue to make substantial investments in research and development for the continued enhancements of LauncherOne and the development of a third stage modified LauncherOne for additional services. As LauncherOne achieved technical feasibility in January 2021, we began capitalizing the production costs of our LauncherOne rockets. The Company expensed all research and development costs as incurred of $43.3 million and $48.1 million for the years ended December 31, 2022 and 2021, respectively.
(s)Other Income
Other income consists of sources of income that are not related to our primary operations, including miscellaneous non-operating items, such as income recognized from non-ordinary course of business activities.
(t)Investments
Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted as financial assets. Equity securities

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(2)Summary of Significant Accounting Policies (cont.)
with readily determinable fair market value are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are included in change in fair value of equity investments in the consolidated statement of operations and comprehensive loss. Refer to Note 16. Investments in Noncontrolled Entity.
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
(w)Convertible Notes
The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company has elected to apply the fair value option to the Convertible Notes on the date that the Company first recognizes each of the Convertible Notes on June 29, 2022, November 4, 2022 and December 19, 2022. The Company acknowledges that its election to apply the fair value option is irrevocable. The Company recognized costs incurred upon issuance of the Convertible Notes as an expense in its consolidated income statement for the twelve months ended December 31, 2022. The Convertible Notes will be classified and presented as a long-term liability on the Consolidated Balance Sheet as of December 31, 2022. Changes in fair value will be recorded in the statements of operations and changes in fair value related to credit risk will be recorded in other comprehensive loss.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(3)Recently Issued and Adopted Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of ASUs.
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
Recently Adopted Accounting Standards
In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer's accounting for modifications of exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This update is effective for all entities for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the amendments should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted ASU 2021-04 as of December 31, 2022, which had an immaterial effect on the Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted
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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50). This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. This ASU becomes effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. The Company is currently assessing the potential impact of ASU 2022-04 to our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), as amended in December 2022, by ASU No. 2022-06, Reference Rate Reform (Topic 848). ASU 2020-04 provides guidance to alleviate the burden in accounting for the reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(3)Recently Issued and Adopted Accounting Pronouncements (cont.)
reference rate reform. This ASU becomes effective January 1, 2024. The Company is currently assessing the potential impact of ASU 2022-06 to our consolidated financial statements.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(4)Related Party Transactions
The Company licenses our brand name from certain entities affiliated with VEL, a company incorporated in England. VEL is an affiliate of VIL. Under the trademark license agreement (“TMLA”), the Company has the exclusive and non-exclusive rights to use the brand name “Virgin Orbit” and the Virgin signature logo. On August 22, 2021, the TMLA was amended and restated and novated to Virgin Orbit in order for us to continue to have these certain rights to the “Virgin Orbit” name and brand and the Virgin signature logo following the Closing. Pursuant to the terms of the amended TMLA, we are obligated to pay VEL quarterly royalties equal to the greater of (a) 1% of revenue, or (b)(i) $40 thousand for each of four quarters prior to the Company’s first commercial launch, Tubular Bells, Part One, in June 2021; (b)(ii) $0.4 million for each of four quarters after the commercial launch date; (b)(iii) $0.8 million for each of the four quarters two years after commercial launch date. As of December 31, 2022, royalties payable was $0.8 million due to VEL. The royalties expense was $2.3 million for the year ended December 31, 2022. As of December 31, 2021, royalties payable was $72 thousand, which includes a prorated fee from the amended TMLA of $12 thousand. Based on the original TMLA dated March 1, 2017, royalties payable for the use of license were the greater of 1% of revenue, or $60 thousand per quarter, after the Company’s first commercial launch, Tubular Bells, Part One, in June 2021. Prior to this date, royalties payable for the use of license was the greater of 1% of revenue or $20 thousand per quarter.
On October 25, 2019, the Company entered into a transition services agreement (“TSA”) with Galactic Enterprises, LLC, f/k/a Virgin Galactic, LLC (“GEL”) primarily for certain operating and administrative services. The original agreement expired in October 2021, and a limited form of this agreement was extended through July 15, 2022. Under the original agreement, GEL provided pilot utilization services, finance and accounting services and insurance advisory services to the Company, and the Company provided propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage services, as well as business development and regulatory affairs services to GEL. Under the limited extension, GEL provides pilot utilization services and the use of office space, and the Company provides GEL with propulsion engineering services, tank design support services, tank manufacturing services, and office space access and usage. Costs incurred for the TSA were not material for the year ended December 31, 2022 and December 31, 2021. In addition to the TSA, the Company records direct charges from GEL for other general administrative expenses. There were $4.0 thousand in charges for the year ended December 31, 2022 and $91.0 thousand in reimbursements for the year ended December 31, 2021, which were recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company has a receivable of $32.0 thousand and a payable of $42.0 thousand as of December 31, 2022 and December 31, 2021, respectively, due to Virgin Galactic Holdings, Inc. (“VGH”), the parent of GEL.
As discussed in Note 10. Convertible Notes, on November 4, 2022 (the “November VIL Convertible Note”) and December 19, 2022 (the “December VIL Convertible Note” and, together with the November VIL Convertible Note, the “2022 VIL Convertible Notes”), the Company sold and issued to VIL a senior unsecured convertible note and a secured convertible note in the principal amounts of $25.0 million and $20.0 million, respectively, which are convertible into shares of the Company’s common stock or other Qualified Securities (as defined in Note 10. Convertible Notes).

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(5)    Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market	$22,277	$—	$—
Investments	289	$—	$6,523
Total assets at fair value	$22,566	$—	$6,523

Liabilities:
Derivative warrant liabilities - Public warrants	$1,378	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	1,218
Convertible notes, net	—	—	79,399
Total liabilities at fair value	$1,378	$—	$80,617

Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Money market	$154,630	$—	$—
Investments	13,498	$—	$—
Total assets at fair value	$168,128	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$10,713	$—	$—
Derivative warrant liabilities - Private placement warrants	—	—	9,475
Total liabilities at fair value	$10,713	$—	$9,475
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
The Company’s warrant liability as of December 31, 2022 includes public and private placement warrants that were originally issued by NextGen and assumed by the Company as part of the Closing (the “Public Warrants” and “Private Warrants,” respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the consolidated balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss. The Public Warrants are publicly-traded under the symbol “VORBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy.
For periods where no observable traded price is available, the fair value of the Private Placement Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(5)    Fair Value Measurements (cont.)
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
The change in the fair value of the private warrant liabilities continue to be measured using Level 3 inputs, for the period from December 31, 2020 through December 31, 2022 as summarized below:

Private Placement Warrants
(in thousands)
Warrant liabilities at December 31, 2020	$11,235
Change in fair value of derivative warrant liabilities	(1,760)
Warrant liabilities at December 31, 2021	9,475
Change in fair value of derivative warrant liabilities	(8,257)
Warrant liabilities at December 31, 2022	$1,218
The Convertible Notes are recorded on the consolidated balance sheet at fair value. The carrying amounts are subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amounts will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2022 fair value was determined to be $79.4 million based on the following: unit price, expected volatility, risk-free interest rate, term to expiration. Quarterly, the fair value of the Convertible Notes are remeasured either using the Monte-Carlo or the Black-Scholes model with changes in credit risk recorded on the consolidated statements of operations and comprehensive loss.
(6)    Inventory
As of December 31, 2022 and December 31, 2021, inventory is comprised of raw materials, labor, and overhead costs incurred for the production of the Company’s rockets:

	As of
	December 31, 2022	December 31, 2021
	(In thousands)
Raw materials	$48,188	$18,890
Work in process	$66,710	27,123
Inventories, gross	$114,898	46,013
Provision for contract losses against inventory	$(35,370)	(11,626)
Reserve for inventory excess and obsolescence	$(2,466)	(460)
Inventory	$77,062	$33,927
As of December 31, 2022, the Company determined inventory related to certain rocket builds were not recoverable. The change in provision for contract losses against inventory of $35.4 million and reserve for inventory excess and obsolescence of $2.5 million were recorded for the year ended December 31, 2022.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(7)    Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$25,078	$23,501
Machinery and equipment	81,071	59,358
Aircraft	8,000	8,000
IT software and equipment	24,833	22,397
Construction in progress	18,695	23,167
	157,677	136,423

Less: accumulated depreciation and amortization	(86,346)	(74,998)

Property, plant and equipment, net	$71,331	$61,425
Within IT software and equipment, the Company’s capitalized software totaled $1.2 million and $0.8 million, net of accumulated amortization of $8.0 million and $7.4 million, as of December 31, 2022 and December 31, 2021, respectively. No amortization expense is recorded until the software is ready for its intended use.
Depreciation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of revenue	$3,229	$556	$—
Research and development, net	519	1,348	9,333
Selling, general and administrative	7,562	10,385	2,855
Total depreciation expense	$11,310	$12,289	$12,188

VIECO USA, Inc.
Notes to Condensed Consolidated Financial Statements
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
The components of lease expense related to leases for the period are as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Lease Cost:
Operating lease expense	$2,969	$2,952	$2,735
Short-term lease expense	3,886	3,625	3,358
Finance lease cost:
Amortization of right-of-use assets	$334	$259	$237
Interest on lease obligations	30	24	21
Total finance lease cost	364	283	258
Total lease cost	$7,219	$6,860	$6,351
The components of supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2022	2021

	(In thousands)
Cash flow information:
Cash paid for amounts included in the measurement of lease obligations for the year ended:
Operating cash flows for operating leases	$2,942	$2,787
Operating cash flows for finance leases	30	24
Financing cash flows for finance leases	298	257

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,887	$1,632
Finance leases	1,390	53
Termination of right-of-use asset, net	1,300	—

Other information:
Weighted average remaining lease term:
Operating leases (in years)	7	8
Finance leases (in years)	2	1

Weighted average discount rates:
Operating leases	11.8%	11.0%
Finance leases	4.6%	6.4%

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(8)    Leases (cont.)
The supplemental balance sheet information related to leases for the period is as follows:

	As of
	December 31, 2022	December 31, 2021
	(In thousands)
Finance leases
Long-term right-of-use assets	$1,308	$252

Short-term finance lease liabilities	$532	$258
Long-term finance lease liabilities	826	79
Total finance lease liabilities	$1,358	$337

Operating leases
Long-term right-of-use assets	$13,231	$14,433

Short-term operating lease liabilities	$1,220	$1,384
Long-term operating lease liabilities	13,529	13,999
Total operating lease liabilities	$14,749	$15,383
(9)    Accrued Liabilities
A summary of the components of accrued liabilities as of December 31, 2022 and December 31, 2021 is as follows:

	As of
	December 31, 2022	December 31, 2021
	(In thousands)
Accrued bonus	8,152	8,773
Accrued inventory	4,572	619
Accrued vacation	4,247	3,966
Accrued payroll	1,791	1,490
Other accrued expenses and current liabilities	6,210	8,942
Total accrued liabilities and other current liabilities	$24,972	$23,790
(10)    Convertible Notes
Convertible Note with YA II PN, Ltd.
On June 28, 2022, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Investor pursuant to which the Company sold and issued to the Investor a convertible debenture on June 29, 2022 in the principal amount of $50.0 million, which is convertible into shares of the Company’s common stock subject to certain conditions and limitations set forth in the Purchase Agreement. The Investor is obligated to use commercially reasonable efforts to convert $2.7 million of the convertible debenture in each 30-day period beginning on August 28, 2022, provided that certain conditions are satisfied as of each such period.
The convertible debenture bears interest at an annual rate of 6.0% and has a maturity date of December 29, 2023. The convertible debenture provides a conversion right, in which any portion of the principal amount of the convertible debenture, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to the lower of (i) $4.64 or (ii) 95% of the average of the two lowest daily volume

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(10)    Convertible Notes (cont.)
weighted average price of the common stock during the three trading days immediately preceding the date of conversion (but not lower than a certain floor price, set at $1.51, as of December 31, 2022, that is subject to further adjustment in accordance with the terms of the convertible debenture), with a remaining balance due of $43.5 million.
The convertible debenture may not be converted into common stock to the extent such conversion would result in the Investor and its affiliates having beneficial ownership of more than 9.99% of our then outstanding shares of common stock; provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company. The convertible debenture provides the Company, subject to certain conditions, with a redemption right pursuant to which, upon three business days’ prior notice to the investor in the case of a partial redemption or ten business days’ notice in the case of a full redemption, may redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to 2.5% of the principal amount being redeemed on or before October 1, 2022, and thereafter at a redemption price equal to 5.0% of the principal amount being redeemed.
The convertible debenture includes a repayment trigger base on if the daily volume-weighted average price (“VWAP”) of common stock is less than the floor price of $1.51 for seven trading days during a period of ten consecutive trading days, then the Company is required to make monthly payments, beginning on the 10th calendar day after the triggering date of $4,000,000 of principal plus the redemption premium (5% of the principal) plus accrued interest. The monthly repayment trigger will cease if the Company provides the investor a reset notice reducing the floor price, (floor price means $1.51 per share), limited to no more than 85% of VWAP and not less than $1.00 or the daily VWAP is greater than the floor price for five consecutive trading days.
The Company and Investor entered into a registration rights agreement pursuant to which the Company is required to file a registration statement registering the resale by the Investor of any shares of the Company’s common stock issuable upon conversion and, subject to certain exceptions, maintain the effectiveness of that registration statement.
The Company accounts for the convertible debenture in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the convertible debenture does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the convertible debenture as a liability at fair value and remeasures the convertible debenture to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until fully converted into common stock, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.
The amount of proceeds the Company received from the Investor was the full face value of $50 million. There was no discount or premium issued with this debt. As of December 31, 2022, the Company had a principal balance of $43.5 million and accrued interest expense of $1.3 million.
The convertible debenture will not be included in the computation of either basic or diluted EPS for the year ended December 31, 2022 in Note 15. Net Loss Per Share. This financial instrument is not be included in basic EPS because it does not represent participating securities. Further, the convertible debenture has not be included in diluted EPS because the Company reported a net loss from continuing operations for the year ended December 31, 2022; thus, including these financial instruments would have an antidilutive effect on EPS.
The Company remeasured the fair value of convertible debenture at December 31, 2022 with changes in fair value recorded in earnings as discussed in Note 5. Fair Value Measurements. In connection with the Company's remeasurement of the convertible debenture to fair value, the Company recorded an unrealized loss of approximately $9.1 million for the year ended December 31, 2022, resulting in a fair value balance of $79.4 million.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(10)    Convertible Notes (cont.)
The following table provides quantitative information regarding the YA II Debenture Note Level 3 fair value inputs using the Monte-Carlo method for the following measurement dates:

As of
December 31, 2022
Stock price	$1.85
Option term (in years)	0.99
Volatility	99.9%
Risk-free interest rate	4.62%

As of
December 31, 2022
(In thousands)
YA II Convertible Debenture
Fair value as of December 31, 2021	$—
Change in fair value reported in statement of operations	(3,635)
Convertible note issued during the period	50,000
Conversion of note to common stock	(6,500)
Ending fair value as of December 31, 2022	$39,865

As of
December 31, 2022
(In thousands)
YA II Convertible Debenture Accrued Interest
Accrued interest as of December 31, 2021	$—
Accrued interest	1,439
Accrued interest paid upon conversion	(108)
Accrued interest as of December 31, 2022	$1,331

As of
December 31, 2022
Number of Common Shares Issued Upon Conversion
Common shares issued as of December 31, 2021	$—
Common shares issued	2,382,497
Common shares issued as of December 31, 2022	$2,382,497
Convertible Notes with VIL
On November 4, 2022 (the “November VIL Convertible Note”) and December 19, 2022 (the “December VIL Convertible Note” and, together with the November VIL Convertible Note, the “2022 VIL Convertible Notes”), the Company sold and issued to VIL a senior unsecured convertible note and a secured convertible note in the principal amounts of $25.0 million and $20.0 million, respectively, which are convertible into shares of the Company’s common stock or other Qualified Securities (as defined below), subject to certain conditions and limitations set forth

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(10)    Convertible Notes (cont.)
in the 2022 VIL Convertible Notes. The Company sold and issued the 2022 VIL Convertible Notes pursuant to subscription agreements between the Company, VIL and the Company’s domestic subsidiaries named therein (the “Guarantors”) that are jointly and severally guaranteeing our obligations under the 2022 VIL Convertible Notes. The Company agreed to use the net proceeds from the 2022 VIL Convertible Notes for working capital.
The 2022 VIL Convertible Notes contain customary events of default, bear interest at an annual rate of 6.0% (or 10.0% during the continuance of an event of default under the 2022 VIL Convertible Notes), payable in cash semi-annually, and have a maturity date of November 4, 2024, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Subject to any limitations under the rules of Nasdaq Stock Market, the 2022 VIL Convertible Notes will automatically convert into Qualified Securities (as defined below) at a conversion price equal to the purchase price paid by investors in the relevant Qualified Financing (as defined below) if, prior to the earliest to occur of November 4, 2024, any Fundamental Change Effective Date and the effective date of any Merger Event (each as defined in the 2022 VIL Convertible Notes), the Company consummates a bona fide third-party financing of the Company’s common stock or securities convertible into or exchangeable for our common stock for gross cash proceeds of at least $50.0 million (excluding any securities purchased by VIL or its affiliates) in one or more related and substantially similar and simultaneous transactions at the same price (a “Qualified Financing” and the securities sold in such Qualified Financing, the “Qualified Securities”). VIL will have the option to convert all or a portion of the 2022 VIL Convertible Notes in accordance with such terms in a financing by us that would have been a Qualified Financing but for the gross cash proceeds in such financing being less than $50.0 million, with such conversion effected as described above as if such financing were a Qualified Financing. Additionally, on or after October 15, 2024, VIL has the right to convert all or any portion of the 2022 VIL Convertible Notes into shares of common stock at an initial conversion rate of 345.5425 shares of common stock per $1,000 principal amount of the 2022 VIL Convertible Notes (subject to adjustments as provided in the Convertible Notes, the “Fixed Conversion Rate”). In the event of a Fundamental Change, a Merger Event (each as defined in the 2022 VIL Convertible Notes) or a redemption of the 2022 VIL Convertible Notes by the Company, or if any automatic conversion in connection with a Qualified Financing would be subject to limitations set forth in the relevant rules of Nasdaq Stock Market, VIL has the right to convert the 2022 VIL Convertible Notes at the Fixed Conversion Rate. Prior to the Maturity Date, the Company may redeem all or part of the 2022 VIL Convertible Notes for cash at a redemption price equal to 100% of the principal amount of the 2022 VIL Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The 2022 VIL Convertible Notes contain a covenant that restricts our and the Guarantors’ ability to incur liens on our and the Guarantors’ assets and properties without VIL’s consent. If the Company undergoes a Fundamental Change (as defined in the 2022 VIL Convertible Notes), then, subject to certain conditions, VIL may require the Company to repurchase for cash all or any portion of the 2022 VIL Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2022 VIL Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Initially, a maximum of 8,638,563 and 6,910,850, shares of the common stock may be issued upon conversion of the November VIL Convertible Note and December VIL Convertible Note, respectively, at the Fixed Conversion Rate, subject to adjustment provisions included in the 2022 VIL Convertible Notes.
The following table provides quantitative information regarding the 2022 VIL Convertible Notes Level 3 fair value inputs using the Black-Scholes method for the following measurement dates:

	As of December 31, 2022
	November VIL Convertible Note	December VIL Convertible Note
Stock price	$1.85	$1.85
Option term (in years)	1.84	1.84
Volatility	86.3%	86.3%
Risk-free interest rate	4.46%	4.46%

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(10)    Convertible Notes (cont.)

	As of December 31, 2022
	November VIL Convertible Note	December VIL Convertible Note
	(In thousands)
2022 VIL Convertible Notes
Fair value as of December 31, 2021	$—	$—
Change in fair value reported in statement of operations	(5,961)	495
Convertible notes issued during the period	25,000	20,000
Conversion of note to common stock	—	—
Ending fair value as of December 31, 2022	$19,039	$20,495

	As of December 31, 2022
	November VIL Convertible Note	December VIL Convertible Note
	(In thousands)
VIL Convertible Notes Accrued Interest
Accrued interest as of December 31, 2021	$—	$—
Accrued interest	233	40
Accrued interest paid upon conversion	—	—
Accrued interest as of December 31, 2022	$233	$40
As of December 31, 2022, there have been no common shares issued for the 2022 VIL Convertible Notes.
(11)    Warrants
As of December 31, 2022, the Company’s public and private warrant liabilities includes public and private placement warrants that were originally issued by NextGen and subsequently assumed by the Company as part of the Closing. The public and private placement warrants are recorded on the balance sheet at fair value with the carrying amount subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date.
The Company remeasured the fair value of warrants at December 31, 2022 with changes recorded in earnings. In connection with the Company’s remeasurement of the warrants to fair value, the Company recorded an unrealized gain of approximately $17.6 million for 14.4 million shares of warrants outstanding at the year ended December 31, 2022.
Public Warrants
Each whole warrant entitles the holder to purchase one share of Virgin Orbit common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time after March 25, 2022, except as described below. Pursuant to the warrant agreement, a public warrant holder may exercise the public warrants only for a whole number of shares of common stock. The public warrants will expire five years from the Closing (or December 29, 2026), or earlier upon redemption or liquidation.
Redemption of warrants when the price per share of common stock equals or exceeds $18.00.
The Company may redeem the public warrants (except as described herein with respect to the private placement warrants):

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(11)    Warrants (cont.)
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
The following table provides quantitative information regarding the Private Placement Warrants Level 3 fair value inputs for the following measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$1.85	$8.04
Option term (in years)	4.00	5.00
Volatility	63%	33%
Risk-free interest rate	4.11%	1.26%
Third-Party PIPE Investor Warrant
In connection with the Closing, the Company granted a third-party investor of the PIPE Investment (“Third-Party PIPE Investor”) a warrant to purchase (including via cashless exercise) 500,000 shares of Virgin Orbit common stock at an exercise price of $10.00 per share, which has been classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the settlement of the instruments is indexed to shares of the Company’s common stock and qualifies for classification in equity. The Third-Party PIPE

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(11)    Warrants (cont.)
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
(12)    Income Taxes
Income tax expense was $11 thousand, $6 thousand and $5 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. The effective income tax rate was nil for the years ended December 31, 2022, 2021 and 2020. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a substantially full valuation allowance against our net deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.
(a)Income Taxes
For the years ended December 31, 2022, 2021 and 2020, loss from continuing operations before taxes consists of the following:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
U.S. operations	$191,153	$157,274	$121,621
Foreign operations	(6)	11	26
Loss before income taxes	$191,147	$157,285	$121,647
The federal and state income tax provision is summarized as follows for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Current
Federal	$—	$—	$—
State	5	6	5
Foreign	6	—	—
Total current tax expense	11	6	5

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense	—	—	—
Total tax expense	$11	$6	$5

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12)    Income Taxes (cont.)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2022 and December 31, 2021 are as follows:

	As of
	December 31, 2022	December 31, 2021
	(In thousands)
Deferred tax assets:
Accrued employee compensation	$2,752	$2,736
NOLs and capital loss carryforwards	145,979	108,205
Credit carryforwards	113,007	110,513
Equity compensation	5,554	4,095
R&D capitalized costs	47,686	50,224
Start-up costs	37,836	40,408
Other	28,682	17,232
Total gross deferred tax assets	$381,496	$333,413
Less valuation allowance	$(374,854)	$(324,505)
Total deferred tax assets	6,642	8,908

Deferred tax liabilities:
Fixed asset basis	$(597)	$(668)
Other	(6,045)	(8,240)
Total deferred tax liabilities	$(6,642)	$(8,908)

Total deferred taxes, net	$—	$—
ASU 2019-12, Income Taxes (Topic 740) requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that the Company assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.
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

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12)    Income Taxes (cont.)
Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows:

	Amount	Expiration Years
	(In thousands)
Net operating losses, federal – Expiring	$150,251	2036-2037
Net operating losses, federal – Indefinite	390,573	Indefinite
Net operating losses, state – Expiring	$550,714	2029-2042
Net operating losses, state – Indefinite	142	Indefinite
Net operating losses, foreign	$14	Indefinite
Tax credits, federal	66,557	2025 - 2042
Tax credits, state	$58,797	Indefinite
In the ordinary course of its business the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. For the years ended December 31, 2022 and 2021, the Company utilized the separate return approach for the purpose of presenting the consolidated financial statements, including the tax provisions and the related deferred tax assets and liabilities. The historic operations of the Company reflect a separate return approach for each jurisdiction in which the Company had a presence and the Parent Company filed tax return for the years ended December 31, 2022 and 2021.
(b)Tax Rate Reconciliation
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2022, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	2022	2021	2020
	(In thousands)
Statutory rate	$(40,141)	$(33,030)	$(25,518)
State taxes, net of federal benefit	(7,215)	(4,995)	(6,637)
Permanent adjustments	$(2,623)	$(560)	$411
Return to provision	(306)	10	—
Other deferred adjustment	$1,987	$5,147	$(4)
General business credits	(2,040)	3,599	(8,803)
Change in valuation allowance	50,349	29,835	40,556
Income tax expense	$11	$6	$5
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
In accordance with Topic 740 and based on all available evidence, the Company believes that it is more likely than not that its deferred tax assets will not be utilized within their respective carryforward periods and has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2022 and December 31, 2021. The valuation allowance increased by $50.3 million during the year ended December 31, 2022. The Company assesses on a periodic basis the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income or losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.
As of December 31, 2022, the Company had federal net operating loss carryforwards of $540.8 million, of which $150.3 million will begin to expire in 2036 and the remainder will carryforward indefinitely. The Company has state net operating losses of $550.9 million, of which $550.7 million will begin to expire in 2029 and the remainder will carryforward indefinitely. In addition, the Company has research and development tax credit carryforwards of $66.6 million for federal income tax purposes and $58.8 million for California tax purposes. The credits are reported net of the uncertain tax benefit. The federal research and development tax credit carryforwards will begin to expire in 2025. The California state research and development tax credit will carry forward indefinitely. The Company’s ability to use its net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382.
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
As of December 31, 2022 and December 31, 2021, the Company has total uncertain tax positions of $47.2 million and $49.6 million, respectively. The Company estimates that these liabilities would be reduced by $47.2 million and $49.6 million, respectively, from offsetting tax benefits associated with the correlative effects of net operating losses and other timing adjustments. The net amounts of all years, if not required, would favorably affect the Company’s effective tax rate. No interest or penalties have been recorded related to the uncertain tax positions.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(12)    Income Taxes (cont.)

	2022	2021
	(In thousands)
Balance at the beginning of the year	$49,627	$31,886

Increases:
For current year’s tax positions	641	630
For prior years’ tax position	50	20,581

Decreases:
For reductions of prior year’s tax positions	(3,143)	(3,470)
Gross balance at the end of the year	$47,175	$49,627
It is not expected that there will be a significant change in the Company’s uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income taxes as well as to income taxes in multiple state jurisdictions, and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ending after and including December 31, 2019, including net operating losses dating back to 2005, are open for federal, state, and foreign tax purposes, respectively.
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
Sponsor Earnback Securities
During the period between the Closing and the five-year anniversary of the Closing, NextGen Sponsor has subjected the 1,319,980 Sponsor Earnback Shares (the “Sponsor Earnback Securities”) of issued and outstanding common stock and 1,015,190 Sponsor Earnback Warrants (“the Sponsor Earnback Warrants”) of issued and outstanding private placement warrants to transfer restrictions and potential forfeiture to the Company for no consideration until the occurrence of each tranche’s respective earnback triggering event. The 1,319,980 Sponsor Earnback Shares are comprised of two separate tranches of 659,990 shares per tranche and the 1,015,190 Sponsor Earnback Warrants are comprised of two separate tranches of 507,595 warrants per tranche. The earnback triggering events for the two respective tranches of the Sponsor Earnback Securities will be met upon the earlier of (i) the date on which the

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements

(13)    Stockholders’ Equity (Deficit) (cont.)
volume-weighted average trading sale price of one share of our common stock quoted on Nasdaq is greater than or equal to $12.50 and $15.00, respectively, for any 20 trading days within any 30 consecutive trading day period. The earnback triggering events were determined to be indexed to the Company’s common stock.
As of December 31, 2022, the earnback triggering events were not satisfied and the Sponsor Earnback Securities remained subject to the transfer restrictions and contingent forfeiture provisions.
Standby Equity Purchase Agreement
On March 28, 2022, we entered into a standby equity purchase agreement (the “SEPA”) with the Investor, pursuant to which we have the right from time to time at our option to sell to the Investor up to $250.0 million of our common stock, subject to certain conditions and limitations set forth in the SEPA.
Upon the initial satisfaction of the conditions to the Investor’s obligation to purchase shares of common stock set forth in the SEPA (the “Commencement”), including that a registration statement registering the resale by the Investor of the shares of common stock under the Securities Act that may be sold to Investor by us under the SEPA (the “Initial Resale Registration Statement”) is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion until the first day of the month next following the 36-month period from and after the date of the SEPA, to direct the Investor to purchase up to a specified maximum amount of shares of common stock as set forth in the SEPA by delivering written notice to the Investor. The purchase price of the shares of common stock that we may sell to the Investor pursuant to the SEPA will be 97.5% of the average of the volume weighted average price of our common stock during each trading day in the three consecutive trading days commencing on the trading day following delivery of such notice (other than any trading days excluded pursuant to the terms of the SEPA). The maximum amount to be sold pursuant to each notice may not exceed $50 million, and a notice cannot be delivered earlier than six trading days following the pricing period relating to any prior notice. Any shares of common stock that may be sold by us under the SEPA will be sold in transactions exempt from registration under the Securities Act in reliance upon the exemption afforded under Section 4(a)(2).
The SEPA prohibits us from directing the Investor to purchase any shares of common stock pursuant to the SEPA if those shares, when aggregated with all other shares of our common stock then beneficially owned by the Investor and its affiliates, would result in the Investor and its affiliates having beneficial ownership of more than the 9.99% of our then outstanding shares of common stock. Additionally, under applicable Nasdaq rules, we may not issue to the Investor more than 19.99% of the total number of shares of common stock that were outstanding immediately prior to the execution of the SEPA without prior stockholder approval, unless certain stipulations are met. The SEPA also provides that we may request a pre-advance loan from the Investor in a principal amount not to exceed $50.0 million. Subject to the terms of the SEPA, we have the right to terminate the SEPA at any time after Commencement, at no cost or penalty, upon five trading days’ prior written notice. In connection with the execution of the Purchase Agreement on June 28, 2022, we agreed with the Investor not to sell to the Investor any shares under the SEPA until the earlier of the date upon which (i) all amounts outstanding under the convertible debenture have been fully repaid or converted into shares of common stock or (ii) the Investor no longer has any right or ability to convert any portion of the convertible debenture into shares of common stock.
(14)    Stock-Based Compensation
The Company maintains a stock-based compensation plan pursuant to which it has granted stock options to certain eligible service providers.
Prior to Closing, Virgin Orbit granted stock options through its 2017 Stock Incentive Plan (the “2017 Plan”) to its employees, non-employee directors, and consultants. The options covered the right to purchase VO Holdings, Inc. (“VO Holdings”) common stock, which became Virgin Orbit common stock as part of the Business Combination. As part of the Business Combination, the adoption of the 2021 Incentive Award Plan (the “2021 Plan”) replaces the 2017 Plan for issuance of new awards. Upon the Closing, all outstanding stock options under the 2017 Plan, whether vested or unvested, were converted into options to purchase a number of shares of common stock of Virgin Orbit based on the Exchange Ratio, with a corresponding adjustment to the exercise price such that there was no change to

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(14)    Stock-Based Compensation (cont.)
the aggregate exercise price for such outstanding options. The 2017 Plan will continue to govern the outstanding awards granted under this plan.
In connection with the Business Combination, we adopted the 2021 Plan in order to facilitate the grant of cash and equity incentives to directors, employees and consultants of the Company, employees of the Company’s subsidiaries and other eligible consultants and to enable us and certain of our subsidiaries and affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The 2021 Plan became effective on December 28, 2021, the date immediately preceding the Closing. Stock options related to this 2021 Plan were first granted in January 2022. The 2021 Plan had up to 50,237,986 shares of common stock reserved for issuance. The Company has granted non-qualified stock options and restricted stock units to employees, directors and other service providers. As of December 31, 2022, there were 39,761,861 shares of common stock available for future issuance pursuant to the 2021 Plan.
Compensation expense is recognized only for those options expected to vest with forfeitures estimated based on historical experience and future expectations and is adjusted for forfeitures in the period they occur. Stock-based compensation awards are amortized on a straight-line basis over the graded vesting period based on continued service.
Stock Options
The following table includes the activity for all stock options granted:

	Number of shares(2)	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic Value(1)
	(In thousands)	(In dollars)	(In years)
Balances as of December 31, 2021	9,101	$3.78	6.35	$35,014
Granted	6,133	6.31
Exercised	(361)	3.73
Forfeited options	(1,290)	5.37
Expired or cancelled options	(1,544)	3.84
Balances as of December 31, 2022	12,039	$4.90	7.36	$—

Exercisable as of December 31, 2022	5,918	$4.05	5.82
_______________
(1)Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year-end date.
(2)Shares include time-based options and exclude the CEO milestone awards, totaling 1.6 million stock options described below.
Under the 2017 and 2021 Plans, stock options generally expire 10 years from the date of grant and are exercisable when the options vest. The options generally vest over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the 75% remainder vesting ratably each quarter over the next three years, subject to continued employment. Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the graded vesting period, using the accelerated attribution method, for each employee stock option expected to vest. We estimate the forfeiture rate based on the historical experience at the date of grant and revises it, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
On September 2, 2021, the Company granted 1,132,290 stock options to a former employee of the Company to purchase VO Holdings common stock. The stock option grant was fully vested on the date of issuance and was intended to replace an earlier stock option grant with the same exercise price that had cancelled in 2021. The new stock option was not granted pursuant to the 2017 Plan and had a mandatory exercised at the one year anniversary from date of grant. The aggregate grant date fair value of the stock options was estimated to be $4.2 million, which

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(14)    Stock-Based Compensation (cont.)
was expensed at the grant date. The aggregate grant date fair value was based on the estimated fair value of the underlying Virgin Orbit common stock using the Black-Scholes option pricing model.
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
The weighted average assumptions used to value the option grants for 2022 and 2021 are as follows:

	2022			2021
Expected life (in years)	5.97	-	6.25	5.92	-	6.12
Volatility	85.0%			60.0%
Risk-free interest rate	1.47%	-	4.22%	0.60%	-	1.85%
Dividend yield	—		—	—		—
Restricted Stock Units
Pursuant to our Director Compensation Program, our non-employee directors are eligible to receive initial awards upon their appointment to our Board of Directors and annual awards on the date of each annual stockholders’ meeting. Initial awards vest ratably over three years whereas annual awards vest on the earlier of the one-year anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service, in each case, subject to the applicable director’s continued service. As part of the Business Combination, we granted to our Board of Directors 16,218 restricted stock units (“RSU”) with an aggregate grant date fair value of $0.2 million at $9.25 per RSU. Each RSU award granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the Closing.
In addition to RSUs awarded under the Director Compensation Program (described above), during the year ended December 31, 2022, we granted RSU awards to certain of our executives and employees to encourage retention or to

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(14)    Stock-Based Compensation (cont.)
reward various achievements that vest over two years, with 25% vesting at each six month anniversary from the grant date.
The following table sets forth the summary of RSUs activity granted under the 2021 Plan (dollars in thousands except per share data):

	Number of shares	Weighted average fair value
	(In thousands)	(In dollars)
Balances as of December 31, 2021	—	$—
Granted	4,109	4.00
Vested	(5)	—
Forfeited	(267)	4.00
Balances as of December 31, 2022	3,837	$4.01
At December 31, 2022, the unrecognized stock-based compensation related to RSUs was $9.5 million. This is expected to be recognized over a weighted-average period of 1.6 years.
The total stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of revenue	$2,752	$362	$—
Research and development	2,163	541	1,413
Selling, general and administrative	13,721	9,718	1,741
	$18,636	$10,621	$3,154
Under the 2017 Plan and 2021 Plan (“the Plans”), there were $13.3 million and $1.7 million, respectively, of stock options and restricted stock units expense as of December 31, 2022. There was $1.7 million and $0 of stock options and restricted stock units expense, respectively, as of December 31, 2021.
(15)    Net Loss Per Share
The following table presents net loss per share and related information:

	Years Ended December 31,
	2022	2021	2020(1)

	(In thousands, except for per share data)
Basic and diluted:
Net loss	$(191,158)	$(157,291)	$(121,652)
Weighted average common shares outstanding	335,586,934	287,527,234	244,163,821
Basic and diluted net loss per share	$(0.57)	$(0.55)	$(0.50)
______________________
(1)    For 2020, the weighted average common shares outstanding includes the Virgin Orbit options prior to the Closing.

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(15)    Net Loss Per Share (cont.)
Earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, net loss per share is calculated based on the weighted average number of common stock then outstanding.
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
As of December 31, 2022 and December 31, 2021, the Company has excluded the potential effect of shares of warrants, Virgin Orbit options outstanding, and Convertible Notes in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

	Years Ended December 31,
	2022	2021

Virgin Orbit options outstanding	12,038,930	10,704,645
Virgin Orbit restricted stock units outstanding	3,837,290	—	—
Private placement warrants(1)	6,742,927	6,742,927
Public warrants	7,651,891	7,651,891
Third-Party PIPE Investor warrant	500,000	500,000
Shares related to Convertible Notes	23,513,514	—
_______________
(1)The 1,015,190 Sponsor Earnback Warrants are excluded as the underlying shares are contingently recallable until the Sponsor Earnback Warrants are no longer subject to transfer restrictions and contingent forfeiture provisions upon the satisfaction of the earnback triggering events.
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
The settlement agreement also includes a services and reseller agreement, under which the Company will receive a non-refundable fee of AUD 1.0 million per year for its promotion services for three years on a quarterly basis beginning on July 1, 2021 and ending on April 1, 2024, and the Company will pay SAS a fee of AUD 0.1 million for each launch that is resold or referred by SAS. Given the settlement was contingent on events which had not yet occurred as of December 31, 2022, the services and reseller agreement were not recognized in the consolidated financial statements for the year ended December 31, 2022.
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
company of SAS Parent so long as the Company maintains its ownership of 1,000,000 ordinary shares of SAS Parent. The Company does not have significant influence or the ability to exercise significant influence or control over SAS Parent. Therefore, the investment is accounted as a financial asset included in non-current asset in the consolidated balance sheets, with unrealized gain or loss and dividends recognized in the consolidated statement of operations and comprehensive loss. The Company has recognized upon issuance of the 11,000,000 ordinary shares of SAS Parent, an unrealized gain of 2.3 million from the initial investment, with an offset of $0.2 million unrealized loss based on SAS’ fair value as of December 31, 2021, which was recorded in other income, net for the year ended December 31, 2021. No significant changes to unrealized loss as of December 31, 2022.
On April 20, 2021, the Company was issued 7,000,000 fully vested call options with a strike price of AUD 0.40 per share, with settlement of the call options contingent upon the successful relisting and IPO of SAS Parent. As the relisting and IPO has not yet occurred as of December 31, 2022, the issuance of the options was not recognized in the consolidated financial statements. The Company also determined the estimated value of such options was not material.
On August 27, 2021, SAS Parent officially discontinued its efforts to be relisted on ASX. On September 8, 2021, the Company amended the services and reseller agreement to remove the condition of SAS Parent to be relisted on ASX resulting in the settlement agreement as well as the services and reseller agreement becoming effective. Accordingly, the $1.2 million deposit from SAS related to the terminated launch service agreement historically recorded in deferred revenue has been released from deferred revenue and recorded as other income, net in the consolidated statements of operations and comprehensive loss. The removal of this condition also relates to the outstanding call options, which as a result of the amendment, can be exercised into shares of SAS Parent regardless of the SAS Parent being relisted on ASX. However, the value of the options are not material for the periods presented. As of December 31, 2022, there were no material changes in the Company’s investment in SAS.
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
On September 3, 2021, the Arqit Transaction was consummated, and the Company made the Arqit PIPE Investment, which was recorded as a financial asset in investments in the consolidated balance sheets. During the quarter ended December 31, 2022, the Company disposed approximately 84% of its investment in Arqit. As of December 31, 2022, the fair value of the remaining Arqit PIPE Investment was $0.3 million that includes an unrealized loss of $2.3 million in the consolidated statements of operations and comprehensive loss.
On September 7, 2021, Arqit delivered $5.0 million to the Company as a non-refundable deposit towards an executed launch service agreement for up to five launches, with $1.0 million of such deposit to be applied towards the price of each remaining launch services commencing with the second launch, if Arqit requires fewer than five launch services, and the remainder to be applied towards the price of the first launch service. On September 30, 2022, the launch term dates were amended resulting in later launch payment milestone dates. As of December 31, 2022, the Company recorded $0.8 million in non-current deferred revenue on the consolidated balance sheets.
SatRev
On December 21, 2022, the Company entered into a Stock Purchase Agreement with SatRev, S.A. (“SatRev”) to purchase 201,376 common shares (the “SatRev Shares”) for $5.0 million and a Launch Services Agreement to purchase launch services for a total of 500kg of spacecraft to low Earth orbit on various launch missions from the effective date until December 31, 2025, for $17.5 million which includes the payment of a $5.0 million deposit upon execution (the “SatRev Contracts”). The parties have decided to settle the outstanding and due payments to each other for the SatRev Contracts via payment netting. Subject to the terms and conditions of this Stock Purchase Agreement, SatRev will acquire, and the Company will transfer the SatRev Shares to SatRev in exchange for $5.0 million. SatRev shall receive the same class of equity securities, with the same rights, preferences and privileges

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(16)    Investments in Noncontrolled Entity (cont.)
as provided to other investors in the Financing (such class of securities, the “Series U Stock”); SatRev’s purchase shall be on the same terms and conditions, including without limitation, the price of the Series U Stock, as those received by other investors in the Financing; and the aggregate amount raised by issuing equity securities in the Financing shall not be less than $10.0 million. As of December 31, 2022, the fair value of the SatRev Investment was $5.0 million.
(17)    Commitments and Contingencies
(a)Lease Obligations
The Company has several non-cancelable operating leases primarily related to the lease of its manufacturing and testing facilities. These leases generally contain renewal options for periods ranging from 2 years to 10 years and require the Company to pay all executory costs, such as maintenance and insurance. Certain lease arrangements have rent-free periods or escalating payment provisions, and the Company recognizes rent expense of such arrangements on a straight-line basis.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2022	$2,745	$661
2023	3,081	510
2024	2,632	289
2025	3,100	—
2026	3,108	—
Thereafter	8,164	—
Total payments	$22,830	$1,460
Less:
Imputed interest/present value discount	(8,081)	(102)
Present value of lease liabilities	$14,749	$1,358
(b)Purchase commitments
The Company has non-cancelable purchase commitments as of December 31, 2022, primarily related to supply and engineering services providers. The purchase commitments as of December 31, 2022 are as follows:

	Payments Due by Periods
Commitments and obligations	Less than 1 year (remaining)	1 – 3 years	3 – 5 years	More than 5 years	Total

	(In thousands)
Purchase commitments	$20,852	$20,000	$—	$—	$40,852
Amounts purchased under these arrangements for the years ended December 31, 2022 and 2021 were $5.6 million and $1.5 million, respectively.
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
On June 4, 2019, the Company filed a complaint in the U.S. District Court for the Southern District of New York as OneWeb, one of the Company’s largest customers, cancelled 35 of planned 39 launches. Subsequently on March 27, 2020, OneWeb filed for Chapter 11 Bankruptcy which terminated the entire launch service agreement entered with the Company during its bankruptcy process by September 18, 2020, resulting in a release of performance rights and performance obligations. The claim with the bankruptcy court and disposition of the Company’s complaint closed in December 2022.
For the years ended December 31, 2022 and 2021, there were no other material legal proceedings.
(d)Contingencies
The Company identified certain contracts with multiple customers where the expected costs to fulfill the contract will be in excess of the estimated transaction price. As of December 31, 2022, the Company determined that it was probable that the costs to provide the services as stipulated by the amended launch services agreement would exceed the allocated firm fixed price of each launch. As such, the Company has recorded provisions for contract losses for a total of $51.6 million through December 31, 2022, including, as part of the Closing, the Company is providing a concession launch service for a Third-Party PIPE Investor. Accordingly, the Company recorded a contract loss reserve of $4.1 million as of December 31, 2021 based on the estimate of the cost to fulfill this obligation, offset to additional paid in capital as this is considered to be a transaction cost or cost of capital.
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
(18)    Employee Benefit Plan
The Company has defined contribution plans, under which the Company pays fixed contributions into a separate entity, and additional contributions to the plans are based upon a percentage of the employees’ elected contributions. The Company will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized within selling, general and administrative expenses and research and development expenses in the consolidated statements of operations and comprehensive loss, as incurred. Defined contributions were $4.6 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively.
(19)    Subsequent Events
On January 30, 2023 (the “January 2023 VIL Convertible Note”) and February 28, 2023 (the “February 2023 VIL Convertible Note” and, together with the January 2023 VIL Convertible Note, the “2023 VIL Convertible Notes”), we sold and issued to VIL senior secured convertible notes in the principal amounts of $10.0 million and $5.0 million, respectively, which are convertible into shares of our common stock or other Qualified Securities, subject to certain conditions and limitations set forth in the 2023 VIL Convertible Notes. We sold and issued the 2023 VIL Convertible Notes pursuant to a subscription agreement between the Company, VIL and the Company’s domestic subsidiaries named therein that are jointly and severally guaranteeing the Company’s obligations under the

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(19)    Subsequent Events (cont.)
2023 VIL Convertible Notes. We agreed to use the net proceeds from the January VIL Convertible Note for working capital.
The 2023 VIL Convertible Notes contain customary events of default, bear interest at an annual rate of 12.0% (or 16.0% upon the occurrence and during the continuance of an event of default under the 2023 VIL Convertible Notes), payable in cash semi-annually, and have a maturity date of November 4, 2024, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Subject to any limitations under the rules of the Nasdaq Stock Market, the 2023 VIL Convertible Notes will automatically convert into Qualified Securities (as defined below) at a conversion price equal to the purchase price paid by investors in the relevant Qualified Financing (as defined below) if, prior to the earliest to occur of November 4, 2024, any Fundamental Change Effective Date and the effective date of any Merger Event (each as defined in the 2023 VIL Convertible Notes), the Company consummates a bona fide third-party financing of its common stock or securities convertible into or exchangeable for the Company’s common stock for gross cash proceeds of at least $50.0 million (excluding any securities purchased by VIL or its affiliates) in one or more related and substantially similar and simultaneous transactions at the same price. VIL will have the option to convert all or a portion of the 2023 VIL Convertible Notes in accordance with such terms in a financing by the Company that would have been a Qualified Financing but for the gross cash proceeds in such financing being less than $50.0 million, with such conversion effected as described above as if such financing were a Qualified Financing. Additionally, on or after October 15, 2024, VIL has the right to convert all or any portion of the 2023 VIL Convertible Notes into shares of common stock at an initial conversion rate of 345.5425 shares of common stock per $1,000 principal amount of the 2023 VIL Convertible Notes (subject to adjustments as provided in the 2023 VIL Convertible Notes, the “Fixed Conversion Rate”). In the event of a Fundamental Change, a Merger Event (each as defined in the 2023 VIL Convertible Note) or a redemption of the 2023 VIL Convertible Notes by the Company, or if any automatic conversion in connection with a Qualified Financing would be subject to limitations set forth in the relevant rules of the Nasdaq Stock Market, VIL has the right to convert the 2023 VIL Convertible Notes at the Fixed Conversion Rate. Prior to the Maturity Date, the Company may redeem all or part of the 2023 VIL Convertible Notes for cash at a redemption price equal to 100% of the principal amount of the 2023 VIL Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The 2023 VIL Convertible Notes contains a covenant that restricts the Company’s and the Guarantors’ ability to incur liens on the Company’s and the Guarantors’ assets and properties without VIL’s consent. If the Company undergoes a Fundamental Change (as defined in the 2023 VIL Convertible Notes), then, subject to certain conditions, VIL may require the Company to repurchase for cash all or any portion of the 2023 VIL Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2023 VIL Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Initially, a maximum of an aggregate of 5,183,137 shares of the common stock may be issued upon conversion of the 2023 VIL Convertible Notes at the Fixed Conversion Rate, subject to adjustment provisions included in the 2023 VIL Convertible Notes and subject to conversion in connection with a deemed Qualified Financing. In connection with the 2023 VIL Convertible Notes, the Company and the Guarantors also entered into a Security Agreement (the “Security Agreement”) with VIL, pursuant to which the Company and the Guarantors granted a first-priority security interest on substantially all of their respective assets, including all aircrafts, aircraft engines (including spare aircraft parts) and related assets, other than certain customary excluded assets and permitted liens described in the 2023 VIL Convertible Notes. Upon the occurrence and continuation of an event of default under the 2023 VIL Convertible Notes, VIL is entitled to, among other things, foreclose on the assets that are the subject of the security interest. The Security Agreement also entitles VIL to exercise such rights in the event of the occurrence and continuation of an event of default under the convertible note sold and issued to VIL on November 4, 2022 in the principal amount of $25.0 million or the convertible note sold and issued to VIL on December 19, 2022 in the principal amount of $20.0 million.
In connection with the 2023 VIL Convertible Notes, the Company and VIL also entered into a Note Amendment (the “Note Amendment”), pursuant to which certain terms of (i) the convertible note sold and issued to VIL on November 4, 2022 in the principal amount of $25.0 million and the convertible note sold and issued to VIL on December 19, 2022 in the principal amount of $20.0 million (the “Existing Notes”) were amended for purposes of aligning such terms with those of the 2023 VIL Convertible Notes, and providing that VIL may also require the Company to

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(19)    Subsequent Events (cont.)
redeem for cash all or any portion of such Existing Note at the applicable redemption price upon prior written notice provided in accordance with such Existing Note.
On March 15, 2023, the Company announced a company-wide operational pause beginning on March 16, 2023, in order to conserve capital while the Company conducts discussions with potential funding sources and explores strategic opportunities. There can be no assurance that these discussions will result in any transaction. The Company does not currently intend to disclose further developments with respect to these discussions, unless and until its Board of Directors approves a specific transaction or other course of action requiring disclosure.
On March 21, 2023, the Company announced that it will initiate an incremental resumption of its operations beginning on Thursday, March 23, 2023, to work on preparations for its next mission. The operational pause for the remainder of its workforce is expected to continue through March 26, 2023. The Company is planning for a further resumption of operations on March 27, 2023.
On March 27, 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with the Investor, pursuant to which we sold and issued to the Investor a convertible debenture (the “2023 Convertible Debenture”) on March 28, 2023 in the principal amount of $1.0 million, which is convertible into shares of common stock, subject to certain conditions and limitations set forth in the 2023 Purchase Agreement.

The 2023 Convertible Debenture bears interest at an annual rate of 6.0% and has a maturity date of March 26, 2024. The 2023 Convertible Debenture provides a conversion right, in which any portion of the principal amount of the 2023 Convertible Debenture, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to the lower of (i) $0.50 or (ii) 90% of the lowest daily volume weighted average price of the Common Stock during the three (3) trading days immediately preceding the date of conversion (but not lower than a certain floor price, currently set at $0.104, that is subject to further adjustment in accordance with the terms of the 2023 Convertible Debenture).

The 2023 Convertible Debenture may not be converted into common stock to the extent such conversion would result in the Investor and its affiliates having beneficial ownership of more than 9.99% of our then outstanding shares of common stock; provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to us. The 2023 Convertible Debenture provides us, subject to certain conditions, with a redemption right pursuant to which we, upon three (3) business days’ prior notice to the Investor in the case of a partial redemption or ten (10) business days’ notice in the case of a full redemption, may redeem, in whole or in part, any of the outstanding principal and interest thereon at a redemption price equal to 5.0% of the principal amount being redeemed.

In connection with the Purchase Agreement, the Company and Investor entered into a registration rights agreement (the “2023 Registration Rights Agreement”) pursuant to which we are required to file a registration statement registering the resale by the Investor of any shares of our common stock issuable upon conversion of the 2023 Convertible Debenture under the Securities Act. Pursuant to the 2023 Registration Rights Agreement, we are required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the Registration Statement (as defined therein). We are required to file such registration statement no later than 30 days following March 27, 2023.
Between January 1, 2023 and March 27, 2023, YA II PN, Ltd. converted a total principal amount of $42.5 million and accrued interest of $1.8 million for 53,796,467 shares of common stock.
On March 30, 2023, the Company sold and issued to Virgin Investments Limited (“VIL”) a senior secured convertible note (the “March 2023 VIL Convertible Note”) in the principal amount of $10.9 million, which is convertible into shares of the Company’s common stock or other Qualified Securities, subject to certain conditions and limitations set forth in the March 2023 VIL Convertible Note. The Company sold and issued the March 2023 VIL Convertible Note pursuant to a subscription agreement, dated as of March 30, 2023, between the Company, VIL and the Company’s domestic subsidiaries named therein that are jointly and severally guaranteeing the Company’s obligations under the March 2023 VIL Convertible Note. The Company will use the net proceeds from the March 2023 VIL Convertible Note to fund severance and other costs related to the workforce reduction.
On April 2, 2023, in connection with the Company’s entry into the DIP Credit Agreement with VIL, the Company and Virgin Enterprises Limited (“VEL”) entered into a Termination and Debrand Agreement (the “Debrand

VIRGIN ORBIT HOLDINGS, INC.
Notes to Consolidated Financial Statements
(19)    Subsequent Events (cont.)
Agreement”), pursuant to which the trademark license agreement, dated December 29, 2021, between the Company and VEL (the “TMLA”) was terminated as of April 2, 2023 and the parties agreed to carry out a debranding plan with respect to the marks, rights and other matters subject to the TMLA. Under the terms of the TMLA, the Company possessed certain exclusive and non-exclusive rights to use the name and brand “Virgin Orbit” and the Virgin signature logo.
On April 4, 2023, the Company and its domestic subsidiaries, Virgin Orbit National Systems, LLC, Vieco USA, Inc., Virgin Orbit, LLC and JACM Holdings, Inc. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors have requested that the Chapter 11 proceedings be jointly administered under the caption In re Virgin Orbit Holdings, Inc., et al. (the “Chapter 11 Cases”). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors are seeking approval of a variety of “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations.
On April 4, 2023, a former employee of Virgin Orbit, LLC filed a class action lawsuit in the United States Bankruptcy Court for the District of Delaware. The complaint alleges that we violated the federal Worker Adjustment and Retraining Notification Act (“WARN Act”) and California WARN Act in connection with our termination of the employment of the plaintiff and other similarly situated employees by failing to provide adequate advance written notice of their terminations of employment. The plaintiff seeks to certify the action as a class action and seeks various other remedies on behalf of himself and others, including unpaid wages, salaries, commissions, bonuses, accrued holiday pay, accrued vacation pay, pension and 401(k) contributions and other ERISA benefits, for up to 60 days, that would have been covered and paid under the then-applicable employee benefit plans had that coverage continued for that period all determined in accordance with the WARN Act.
On April 4, 2023, the Company was notified by the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that Nasdaq had determined to commence proceedings to delist the Company’s common stock, par value $0.0001 par per share (the “Common Stock”), and the Company’s warrants to purchase Common Stock (the “Warrants”) from Nasdaq. Nasdaq reached its decision that the Company is no longer suitable for listing pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM‑5101-1 as a result of the Company’s commencement of voluntary proceedings under Chapter 11 of the United States Bankruptcy Code on April 4, 2023. Nasdaq also asserted that the Company is not compliant with Listing Rule 5250(c)(1) because the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Nasdaq informed the Company that its Common Stock and Warrants would be suspended at the opening of business on April 13, 2023.
On April 10, 2023, the Company announced that it intends to appeal Nasdaq’s decision to delist the Common Stock and Warrants, but pursuant to Nasdaq’s listing rules, such appeal will not impact the upcoming suspension of trading in the Common Stock and Warrants, and such suspension will remain in effect unless Nasdaq determines to reinstate the securities as part of the Company’s appeal. The Company can provide no assurance that its appeal will be successful.
If the appeal is unsuccessful, it is expected that Nasdaq would file a Form 25 with the Securities and Exchange Commission (the “SEC”), which would remove the Company’s Common Stock and Warrants from listing and registration on Nasdaq.
The Company has evaluated subsequent events from December 31, 2022 through April 17, 2023, the date at which the consolidated financial statements were available to be issued and concluded there were no other subsequent events to recognize in the consolidated financial statements.